Form 10-Q
period 1996-06-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1996-08-13
CIK 891159

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 1996

                                       OR

  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934


For the transition period from ______________ to__________________


Commission file number:  33-51630


                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
             (Exact name of registrant as specified in its charter)


         Nevada                                           98-0127391
- -------------------------------                -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


                           _____________________________

Registrant's telephone number, including area code:             (403) 425-1950


                               Not Applicable
   Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes                  X         No ____________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Title of each Class                     Date                Number Outstanding
Common Shares, no par value         July 31, 1996                200,000

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                     INDEX


                                                                                                 PAGE NO.
                                                                                                 --------


PART I:  FINANCIAL STATEMENTS
         --------------------
                 Item 1.                   Financial Statements
                 ------                    --------------------

   Chieftain International Funding Corp.
   -------------------------------------

         Consolidated Condensed Balance Sheet -
                 June 30, 1996 and December 31, 1995                                                   3

         Consolidated Condensed Statement of Income -
                 Six Months ended June 30, 1996 and 1995 and
                   Three Months ended June 30, 1996 and 1995                                           4

         Consolidated Condensed Statement of Changes
           in Financial Position -
           Six Months ended June 30, 1996 and 1995                                                     5

         Notes to Consolidated Condensed Financial Statements                                          6


   Item 2.       Management's Discussion and Analysis of
   ------
                 Financial Condition and Results of Operations                                         7
                 ---------------------------------------------


Signatures                                                                                             7

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

             (A SUBSIDIARY OF CHIEFTAIN INTERNATIONAL (U.S.) INC.)

                                 BALANCE SHEET

                                    (U.S. $)


                                                                      JUNE 30                 DECEMBER 31
                                                                        1996                      1995
                                                                     ----------                ----------
                                                                     ASSETS

Current assets:
 Cash and short-term deposits                                       $    63,216               $    96,248
 Dividend receivable                                                     --                     1,422,813
 Due from affiliated companies                                        2,634,060                 2,021,037
                                                                     ----------                ----------
                                                                      2,697,276                 3,540,098

Investment in preferred shares of
 Chieftain International (U.S.) Inc.,
 at cost                                                             78,500,000                78,500,000
                                                                     ----------                ----------

                                                                    $81,197,276               $82,040,098
                                                                     ==========                ==========



                                                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Accounts payable and accrued                                       $     --                  $     4,075
 Dividend payable                                                         --                    1,235,536
                                                                     ----------                 ---------
                                                                          --                    1,239,611

Shareholders' equity:
 Share capital
  Authorized
   10,000,000 preferred shares, par value $1.00 each
   10,000,000 common shares, par value $0.01 each
  Issued
    2,726,700 preferred shares                                        2,726,700                 2,726,700
      200,000 common shares                                               2,000                     2,000
  Additional paid in capital                                         75,674,203                75,674,203
  Retained earnings                                                   2,794,373                 2,397,584
                                                                     ----------                ----------
                                                                     81,197,276                80,800,487
                                                                     ----------                ----------
                                                                    $81,197,276               $82,040,098
                                                                     ==========                ==========

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                   STATEMENT OF INCOME AND RETAINED EARNINGS

                                    (U.S. $)


                                          SIX MONTHS ENDED                           THREE MONTHS ENDED
                                              JUNE 30                                   JUNE 30
                                          1996              1995                       1996          1995
                                      ------------------------------             ------------------------------
Revenue:
 Dividends                            $ 2,845,625        $ 2,845,625             $ 1,422,812          $ 1,422,812
 Interest                                  62,120             45,279                  31,726               24,125
                                       ----------         ----------              ----------           ----------
                                        2,907,745          2,890,904               1,454,538            1,446,937

Expense:
 General and administrative                27,910             23,877                  11,765                8,623
                                       ----------         ----------              ----------           ----------

Income before income taxes              2,879,835          2,867,027               1,442,773            1,438,314

Current income taxes (Note 2)              11,974              7,491                   6,987                5,426
                                       ----------          ---------              ----------           ----------

Net income for the period               2,867,861          2,859,536               1,435,786            1,432,888

Retained earnings,
 beginning of period                    2,397,584          1,592,048               2,594,123            1,783,160

Dividends                              (2,471,072)        (2,471,072)             (1,235,536)          (1,235,536)
                                       ----------         ----------              ----------            ---------


Retained earnings,
 end of period                        $ 2,794,373        $ 1,980,512             $ 2,794,373          $ 1,980,512
                                       ==========         ==========              ==========           ==========

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                   STATEMENT OF CHANGES IN FINANCIAL POSITION

                                    (U.S. $)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                        1996                     1995
                                                                    --------------------------------------
OPERATING ACTIVITIES:
 Net income for the period                                          $2,867,861                $2,859,536
 Changes in non-cash working capital -
  Dividend receivable                                                1,422,813                     --
  Current liabilities                                               (1,239,611)                   (5,100)
                                                                    ----------                ----------
                                                                     3,051,063                 2,854,436

 Dividends                                                          (2,471,072)               (2,471,072)
                                                                    ----------                ----------

Cash provided by operating activities                                  579,991                   383,364
                                                                    ----------                ----------

INVESTING ACTIVITIES:
Advances from affiliated companies                                    (613,023)                 (372,407)
                                                                    ----------                ----------

 Cash used in investing activities                                    (613,023)                 (372,407)
                                                                    ----------                ----------

Change in cash and equivalents                                         (33,032)                   10,957
Beginning cash and equivalents                                          96,248                    42,652
                                                                    ----------                ----------

Ending cash and equivalents                                         $   63,216                $   53,609
                                                                    ==========                ==========

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                         NOTES TO FINANCIAL STATEMENTS


1. In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at June 30, 1996 and December 31, 1995 and the results of operations and changes in financial position for the six months ended June 30, 1996 and 1995.

         The results of operations and changes in financial position for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Income taxes:

         Funding Corp. follows the tax allocation method of accounting for the tax effect of all timing differences between taxable income and accounting income.

         Funding Corp. and its parent file their corporate income tax return on a consolidated basis. As a result, the current taxes payable will be offset by utilizing the parent company's operating loss.

         The tax benefit relating to loss utilization has been added to the amount owing to the parent company.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Chieftain International Funding Corp., a special purpose subsidiary of Chieftain International (U.S.) Inc., was formed in 1992 for the primary purpose of financing the U.S. business operations of its parent.

Analysis of Operating Results - Six months ended June 30, 1996 and 1995

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $2,845,625 for each of the first six months of 1996 and 1995.

Interest earned on short-term notes for the six months of 1996 was $62,120, a 37% increase from the amount earned in the comparable 1995 period. Such increase resulted from a 50% increase in the average amount invested compared to the 1995 first six months, offset by a 9% decrease in average investment yield. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations increased to $579,991 for the first six months of 1996 compared with $383,364 for the 1995 period. Funds not required for current working capital purposes were invested in short-term notes issued and payable by the parent company.

Cash balances at June 30, 1996 and 1995 were $63,216 and $53,609, respectively.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Chieftain International Funding Corp.
             (Registrant)





/s/ EDWARD L. HAHN.
- -----------------------------------
Edward L. Hahn
Senior Vice President, Finance and Treasurer
        (Principal Financial Officer)





Dated:  August 6, 1996