Form 10-Q
period 1996-09-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1996-11-13
CIK 891159

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  September 30, 1996

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from _______________________ to ____________________


Commission file number:  33-51630


                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                                        98-0127391
-------------------------------                               ---------------------------------
(State or other jurisdiction of                                         (I.R.S. Employer
incorporation or organization)                                         Identification No.)


                             ----------------------------

Registrant's telephone number, including area code: (403) 425-1950



                                    Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes          X              No
   -----------------            -----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    Title of each Class                                      Date                       Number Outstanding
-----------------------------                         ------------------                ------------------
Common Shares, no par value                           October 31, 1996                         200,000

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                     INDEX


                                                                                                              PAGE NO.
                                                                                                              --------

PART I:     FINANCIAL STATEMENTS


         Item 1.    Financial Statements

         Chieftain International Funding Corp.

            Consolidated Condensed Balance Sheet -
                 September 30, 1996 and December 31, 1995                                                       3

            Consolidated Condensed Statement of Income -
                 Nine Months ended September 30, 1996 and 1995 and
                   Three Months ended September 30, 1996 and 1995                                               4

            Consolidated Condensed Statement of Changes
              in Financial Position -
                   Nine Months ended September 30, 1996 and 1995                                                5

            Notes to Consolidated Condensed Financial Statements                                                6


         Item 2.    Management's Discussion and Analysis of

                          Financial Condition and Results of Operations                                         7


Signatures                                                                                                      7

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

              (A SUBSIDIARY OF CHIEFTAIN INTERNATIONAL (U.S.) INC.)

                                 BALANCE SHEET

                                    (U.S. $)


                                                                             SEPTEMBER 30             DECEMBER 31
                                                                                 1996                     1995
                                                                             -----------              ------------

                                                                     ASSETS

Current assets:
 Cash and short-term deposits                                                $   253,213              $    96,248
 Declared dividends receivable                                                    --                    1,422,813
 Due from affiliated companies                                                 2,649,487                2,021,037
                                                                             -----------              -----------
                                                                               2,902,700                3,540,098

Investment in preferred shares of
 Chieftain International (U.S.) Inc., at cost                                 78,500,000               78,500,000
                                                                             -----------              -----------
                                                                             $81,402,700              $82,040,098
                                                                             ===========              ===========



                                                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Accounts payable and accrued                                                $    --                  $     4,075
 Declared dividends payable                                                       --                    1,235,536
                                                                             -----------              -----------
                                                                                  --                    1,239,611

Shareholders' equity:
 Share capital
  Authorized
   10,000,000 preferred shares, par value $1.00 each
   10,000,000 common shares, par value $0.01 each
  Issued
    2,726,700 preferred shares                                                 2,726,700                2,726,700
      200,000 common shares                                                        2,000                    2,000
  Additional paid in capital                                                  75,674,203               75,674,203
  Retained earnings                                                            2,999,797                2,397,584
                                                                             -----------              -----------
                                                                              81,402,700               80,800,487
                                                                             -----------              -----------
                                                                             $81,402,700              $82,040,098
                                                                             ===========              ===========

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                  STATEMENT OF INCOME AND RETAINED EARNINGS

                                    (U.S. $)


                                                      NINE MONTHS ENDED                          THREE MONTHS ENDED
                                                        SEPTEMBER 30                                SEPTEMBER 30
                                                  1996                1995                    1996                 1995
                                               -------------------------------          -----------------------------------

Revenue:
 Dividends                                     $ 4,268,438        $ 4,268,438            $ 1,422,813           $ 1,422,813
 Interest                                           97,314             71,625                 35,194                26,364
                                               -----------         ----------            -----------           -----------
                                                 4,365,752          4,340,063              1,458,007             1,449,159
Expense:
 General and administrative                         35,186             30,496                  7,276                 6,619
                                               -----------         ----------            -----------           -----------

Income before income taxes                       4,330,566          4,309,576              1,450,731             1,442,540

Current income taxes (Note 2)                       21,745             14,395                  9,771                 6,904
                                               -----------         ----------            -----------           -----------

Net income for the period                        4,308,821          4,295,172              1,440,960             1,435,636

Retained earnings,
 beginning of period                             2,397,584          1,592,048              2,794,373             1,980,512

Dividends                                       (3,706,608)        (3,706,608)            (1,235,536)           (1,235,536)
                                               -----------         ----------            -----------           -----------

Retained earnings,
 end of period                                 $ 2,999,797        $ 2,180,612            $ 2,999,797           $ 2,180,612
                                               ===========        ===========            ===========           ===========

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                   STATEMENT OF CHANGES IN FINANCIAL POSITION

                                    (U.S. $)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                 1996                   1995
                                                                             ------------------------------------

OPERATING ACTIVITIES:
 Net income for the period                                                  $ 4,308,821              $ 4,295,172
 Changes in non-cash working capital -
  Declared dividends receivable                                               1,422,813               (1,422,813)
  Current liabilities                                                        (1,239,611)               1,200,892
                                                                            -----------              -----------
                                                                              4,492,023                4,073,251

 Dividends                                                                   (3,706,608)              (3,706,608)
                                                                            -----------              -----------

Cash provided by operating activities                                           785,415                  366,643
                                                                            -----------              -----------

INVESTING ACTIVITIES:
 Advances to affiliated companies                                              (628,450)                (357,258)
                                                                            -----------              -----------

 Cash used in investing activities                                             (628,450)                (357,258)
                                                                            -----------              -----------

Change in cash and equivalents                                                  156,965                    9,385
Beginning cash and equivalents                                                   96,248                   42,652
                                                                            -----------              -----------

Ending cash and equivalents                                                  $  253,213               $   52,037
                                                                             ==========               ==========

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                         NOTES TO FINANCIAL STATEMENTS


1. In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at September 30, 1996 and December 31, 1995 and the results of operations and changes in financial position for the nine months ended September 30, 1996 and 1995.

         The results of operations and changes in financial position for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Analysis of Operating Results - Nine months ended September 30, 1996 and 1995

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $4,268,438 for each of the first nine month periods of 1996 and 1995.

Interest earned on short-term notes for the first nine months of 1996 was $97,314, a 36% increase from the amount earned in the comparable 1995 period. Such increase resulted from a 9% decrease in average investment yield and a 48% increase in the average amount invested compared to the 1995 first nine months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations increased to $785,415 for the first nine months of 1996 compared with $366,643 for the 1995 period. Funds not required for current working capital purposes were invested in short-term notes issued and payable by the parent company.

Cash balances at September 30, 1996 and 1995 were $253,213 and $52,037, respectively.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Chieftain International Funding Corp.
--------------------------------------------
             (Registrant)




/s/ EDWARD L. HAHN
---------------------------------------------
Senior Vice President, Finance and Treasurer
        (Principal Financial Officer)


Dated:  November 9, 1996