Form 10-K
period 1996-12-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1997-03-31
CIK 891159

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission File number 33-51630:
--------------------------------

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

                            NEVADA                                                      98-0127391
--------------------------------------------------------------             ------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                                          -----------------------

    1201 TORONTO DOMINION TOWER, EDMONTON CENTRE,
             EDMONTON, ALBERTA, CANADA                                                     T5J 2Z1
-----------------------------------------------------                                   -------------
(Address of Registrant's principal executive offices)                                   (Postal Code)

Registrant's telephone number, including area code:                         (403) 425-1950


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                      Name of each exchange on which registered
-------------------                                      -----------------------------------------

$1.8125 Convertible Redeemable Preferred Stock.........  American Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---   ---

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
                          1996 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                     PART I
                                                                      Page
       Item 1.  Business ............................................   3
                Employees ...........................................   3
       Item 2.  Properties ..........................................   3
       Item 3.  Legal Proceedings ...................................   3
       Item 4.  Submission of Matters to a Vote of Security Holders..   3

                                    PART II

       Item 5.  Market for the Registrant's Securities and
                    Related Stockholder Matters .....................   4
       Item 6.  Selected Financial Data .............................   5
       Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............   5
       Item 8.  Financial Statements and Supplementary Data .........   6
       Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure .............   6

                                    PART III

       Item 10. Directors and Executive Officers ....................   6
       Item 11. Executive Compensation ..............................   8
       Item 12. Security Ownership of Certain Beneficial Owners
                    and Management ..................................   8
       Item 13. Certain Relationships and Related Transactions ......   9

                                    PART IV

       Item 14. Exhibits and Reports on Form 8-K ....................   9

Signatures ..........................................................  16

                                     PART I

ITEM 1. BUSINESS

Chieftain International Funding Corp. ("Funding Corp." or the "Company") is a Nevada subsidiary of Chieftain International (U.S.) Inc. ("Chieftain U.S."), a Nevada corporation which is, in turn, a wholly-owned subsidiary of Chieftain International, Inc., an Alberta, Canada corporation. The primary purpose of Funding Corp. is to finance business operations of Chieftain U.S.

On each of August 28, 1992 and November 5, 1992, Funding Corp. issued 100,000 common shares to Chieftain U.S. for total cash proceeds of $15.0 million.

Funding Corp. commenced operations on November 6, 1992 with the initial public offering of 2,400,000 $1.8125 Convertible Redeemable Preferred Shares ("Preferred Shares"). An additional 326,700 Preferred Shares were issued pursuant to the underwriter's exercise of an over-allotment option. Proceeds of the issuance of Preferred Shares, net of offering costs of $4.7 million, were $63.4 million. The Preferred Shares are redeemable at the option of the Company at $26.0069 per share during 1997 declining to $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends.

On November 6, 1992, Funding Corp. purchased 2,840,000 $1.8125 Redeemable Class B Preferred Shares of Chieftain U.S., its parent company, at $25.00 per share, and subsequently purchased an additional 300,000 of such shares to hold a total of 3,140,000 such shares. Funding Corp. receives quarterly dividends on such shares at the annual rate of $1.8125 per share. The shares are redeemable at the option of the issuer at $26.0069 per share during 1997 declining to $25.00 during 2002 and thereafter.

Since December 31, 1992, Funding Corp. has, from time to time, purchased short-term notes, payable by Chieftain U.S., with funds in excess of working capital requirements. Such notes bear interest at competitive money market rates.

Chieftain U.S. is engaged in the acquisition of gas and oil reserves through purchase and through exploration and development and in gas and oil production and sales in the United States. Its principal properties are located in the U.S. federal waters of the Gulf of Mexico and in southeast Utah. Chieftain U.S. has working interests in additional properties in the Gulf of Mexico region. Onshore in the United States, in addition to the interests in Utah and the Gulf of Mexico region, Chieftain U.S. holds minor interests in developed and undeveloped acreage in the Rocky Mountain and Williston Basin areas and in Pennsylvania. Reference is made to the information describing United States properties and operations in the Form 40-F Annual Report of Chieftain International, Inc. for the year ended December 31, 1996, which is attached as
Exhibit 28 hereto.

EMPLOYEES

At December 31, 1996, Funding Corp. had no employees. Management services are provided by Chieftain International, Inc.

ITEM 2. PROPERTIES

Funding Corp. owns no physical properties. Its assets consist of investments in and advances to Chieftain U.S., its parent company.

ITEM 3. LEGAL PROCEEDINGS

Funding Corp. is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The high and low prices of the Chieftain International Funding Corp. $1.8125 Convertible Redeemable Preferred Shares (the "Preferred Shares") during each quarter since December 31, 1994 are shown below.

         Price History of Chieftain International Funding Corp. $1.8125
     Convertible Redeemable Preferred Shares on the American Stock Exchange


             (U.S. dollars)                     High          Low
             ------------------------------------------------------
             1995
               First quarter                    23.00         19.88
               Second quarter                   24.25         22.13
               Third quarter                    25.50         22.63
               Fourth quarter                   27.50         23.25

             1996
               First quarter                    27.25         25.13
               Second quarter                   27.63         25.00
               Third quarter                    29.63         26.00
               Fourth quarter                   33.00         27.75

             1997
               January                          32.50         29.38
               February                         31.75         27.50
               March 1 to March 19              29.25         27.25


All of the Company's issued common shares are owned by its parent, Chieftain International (U.S.) Inc. The Preferred Shares were held by 61 shareholders of record on December 31, 1996.

The Company has made timely payment of quarterly dividends on the Preferred Shares, amounting to $0.453125 per share, for each quarter since the shares were issued in 1992.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for each of the three years in the period ended December 31, 1996 has been derived from the financial statements of Funding Corp. and should be read in conjunction with such financial statements and the related notes.

                                                      Year ended December 31,
                                                 ------------------------------
Chieftain International Funding Corp.                1996       1995       1994
--------------------------------------------------------------------------------
(US% in thousands, except shares and
    per share amounts)
INCOME STATEMENT DATA:
Revenue .....................................     $  5,826   $  5,792   $  5,736
General and administrative expenses .........           46         44         44
Income before dividends on preferred shares .        5,748      5,748      5,692
Dividends on preferred shares ...............        4,942      4,942      4,942
Net income applicable to common shares ......          806        806        750
Earnings per common share:
    Net income applicable to common shares ..         4.03       4.03       3.75
Number of common shares outstanding .........      200,000    200,000    200,000

OTHER DATA:
Cash provided from operating activities .....     $    993   $    617   $    748

BALANCE SHEET DATA (at end of period):
Working capital .............................     $  3,106   $  2,300   $  1,494
Total assets ................................     $ 81,610   $ 82,040   $ 80,000
Preferred shares issued .....................     $ 63,403   $ 63,403   $ 63,403
Common shareholder's equity .................     $ 18,203   $ 17,398   $ 16,592

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $5,691,250 in each of the years 1996 and 1995. In addition to such dividend income, interest of $134,272 and $100,690 in 1996 and 1995, respectively, was earned on short-term investments.

Dividend income is expected to remain the same for 1997 while interest income is expected to increase, reflecting the larger amount of short-term investments held.

Dividends in the amount of $4,942,144 were paid in 1996, unchanged from 1995.

CAPITAL RESOURCES AND LIQUIDITY

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations increased to $992,999 in 1996 compared with $617,234 in 1995. Most of these funds were invested in short-term notes issued and payable by the parent company. Cash balances at December 31, 1996 and 1995 were $80,857 and $96,248 respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Chieftain International Funding Corp. are included in Part IV of this report.

     Auditors' Report

     Balance Sheet as at December 31, 1996 and 1995

     Statement of Income and Retained Earnings for the years ended December 31, 1996, 1995 and 1994

     Statement of Changes in Financial Position for the years ended December 31, 1996, 1995 and 1994

     Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between Funding Corp. and Funding Corp.'s auditors on accounting or financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors of the Company consists of not less than three nor more than ten directors. The number of directors within these limits is fixed from time to time by resolution of the Board of Directors and is currently seven. Directors are elected annually by the common stockholder to hold office until the close of the next ensuing annual meeting.

Information is presented below with respect to the directors of the Company. The information includes age as of the date hereof, present position with the Company and other business experience during the past five years. All of the directors of the Company have served as such since the Company's formation in November, 1992 and all are also directors of Chieftain International (U.S.) Inc., the immediate parent of the Company and Chieftain International, Inc., the ultimate parent of the Company. Also presented is information with respect to their ownership of securities of the Company and its ultimate parent, and the ownership of such securities by the directors and executive officers as a group. A director need not be a shareholder of the Company.

                               SHARES BENEFICIALLY OWNED AND PERCENT OF CLASS(1)
                                            AS AT FEBRUARY 28, 1997
                               -------------------------------------------------
                                     COMMON SHARES            PREFERRED SHARES
                                           OF                        OF
                              CHIEFTAIN INTERNATIONAL INC.  CHIEFTAIN FUNDING(2)
                              ----------------------------  --------------------
HUGH J. KELLY, 71, Director,
Corporate Director and
Energy Consultant.(3) .......      24,333(4)       --           10,000      --

JOHN E. MAYBIN, 72, Director,
Corporate Director and
Consultant. .................      24,333(4)       --              --       --

STANLEY A. MILNER, A.O.E.,
LL.D., 68, Director,
President and Chief Executive
Officer of Chieftain
International Inc.(5) .......      649,996(6)    4.63%          39,000     1.43%

                               SHARES BENEFICIALLY OWNED AND PERCENT OF CLASS(1)
                                            AS AT FEBRUARY 28, 1997
                               -------------------------------------------------
                                     COMMON SHARES            PREFERRED SHARES
                                           OF                        OF
                              CHIEFTAIN INTERNATIONAL INC.  CHIEFTAIN FUNDING(2)
                              ----------------------------  --------------------
DAVID E. MITCHELL, O.C., 70
Chairman of the Board,
Chairman of Alberta
Energy Company Ltd.(7).......      33,333(4)       --             --        --

LOUIS G. MUNIN, 63, Director,
Corporate Director and
Financial Consultant.(8).....      27,333(4)       --           2,000       --

ESTHER S. ONDRACK, 56, Director,
Senior Vice President and
Secretary of Chieftain
International, Inc.(9)........      90,770(10)      --             --        --

STUART T. PEELER, 67, Director,
Corporate Director and
Petroleum Industry
Consultant.(11)..............      26,933(12)      --           21,500      --

DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP..........   1,075,558(13)     7.67%         77,875     2.86%

(1)  Percentages of less than one are omitted.

(2) Each $1.8125 Convertible Redeemable Preferred Share of Chieftain International Funding Corp. is convertible into 1.25 Common Shares of Chieftain International, Inc.

(3) Mr. Kelly retired as President and Chief Executive Officer of Ocean Drilling & Exploration Company in 1989. He is a director of Baroid Corporation, Central Louisiana Electric Co. Inc.. Hibernia National Bank and Tidewater Inc.

(4)  Includes options, exercisable within 60 days, to purchase 23,333 shares.

(5) Mr. Milner was President and Chief Executive Officer of Chieftain Development Co. Ltd. from the time of its incorporation in 1964 until 1988. He is a director of Canadian Pacific Limited.

(6)  Includes options, exercisable within 60 days, to purchase 90,000 shares.

(7) Mr. Mitchell retired as President and Chief Executive Officer of Alberta Energy Company Ltd. on December 30, 1993. He is a director of Continental Airlines, Inc. and Lafarge Corporation.

(8) Mr. Munin retired as Executive Vice President and Chief Financial Officer of Lafarge Corporation in 1989. He is a director of Lafarge Canada Inc. and Walden Residential Properties, Inc.

(9) Mrs. Ondrack was formerly Senior Vice President, Administration and Secretary of Chieftain Development Co. Ltd.

(10) Includes options, exercisable within 60 days, to purchase 69,166 shares.

(11) Mr. Peeler retired as Chairman of the Board and Chief Executive Officer of Statex Petroleum, Inc. in 1989. He is a director of Calmat Co. and Homestake Mining Company.

(12) Includes options, exercisable within 60 days, to purchase 19,433 shares.

(13) Includes options, exercisable within 60 days, to purchase 422,763 shares.

EXECUTIVE OFFICERS

The following table lists the name and age of each Executive Officer and all positions and offices with the Company held by each such person. The officers are appointed each year at the directors' meeting immediately following the annual meeting of the shareholder. The next such meeting will be held on May 15, 1997.


NAME                            AGE     POSITION/OFFICE
----                            ---     ---------------

S.A. Milner, A.O.E., LL.D.      68      Director, President and Chief Executive Officer

S.C. Hurley                     47      Senior Vice President and Chief Operating Officer

E.L. Hahn                       59      Senior Vice President, Finance and Treasurer

E.S. Ondrack                    56      Director, Senior Vice President and Secretary

R.A. McDougall                  61      Vice President, Land

S.J. Milner                     39      Vice President, Drilling and Production

R.J. Stefure                    49      Controller


With the following exceptions all of the officers have held positions as officers of the Company since its incorporation in 1992 and each officer presently holds and has held for more than five years positions as officers of Chieftain International, Inc. and Chieftain International (U.S.) Inc., the former, in each case, being his or her principal occupation. Mr. Hurley joined Chieftain in September, 1995 prior to which time he was the Vice President Exploration of a U.S.-based integrated oil company. S.J. Milner and R.J. Stefure were appointed officers of the Company in June, 1995 and prior thereto held management positions with the Company and its immediate and ultimate parents.

There are no family relationships between any executive officer, director, or person nominated or chosen to become a director or executive officer except between S.A. Milner and D.E. Mitchell, O.C. who are first cousins and between S.A. Milner and S.J. Milner who are father and son.

ITEM 11. EXECUTIVE COMPENSATION

The directors and officers, including the chief executive officer, receive no compensation in their capacities as directors and officers of Funding Corp. All of the officers are employees of Chieftain International Inc., (sometimes herein referred to as "Chieftain Canada") and as such they receive remuneration from Chieftain Canada based on their positions with Chieftain Canada.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the share ownership in the voting securities of the Company of each person or company beneficially owning, or exercising control or direction over, more than five per cent of the outstanding shares of the Company.



                                          CLASS OF       NUMBER OF SHARES        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER       SHARES       BENEFICIALLY OWNED      CLASS OWNED
------------------------------------      --------      ------------------      -----------

Chieftain International (U.S.) Inc.
1201 Toronto Dominion Tower
Edmonton Centre
Edmonton, Alberta, Canada
T5J 2Z1                                   Common              200,000              100%


Information with respect to shares beneficially owned in the registrant and its ultimate parent, Chieftain International, Inc., by directors and executive officers of the Company, is presented in Item 10, "Directors and Executive Officers".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of an informal understanding between the Company and Chieftain Canada, Chieftain Canada provides management services as required to enable the Company to carry on its business.

Chieftain Canada has unconditionally guaranteed certain obligations of the Company with respect to the Preferred Shares. The Preferred Shares are redeemable, at the option of the Company, at $26.0069 per share during 1997, declining to $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends. Each Preferred Share has a liquidation preference of $25.00 and is convertible at any time into 1.25 common shares of Chieftain Canada at the option of the holder. Reference is made to Exhibits 4(a), "Form of Certificate of Designation of Preferred Stock of Funding Corp.", and 4(b), "Form of Subordinated Guarantee Agreement of Chieftain International, Inc.".


                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

The following is a listing of the financial statements which are included in this Form 10-K report.

FINANCIAL STATEMENTS

Reference is made to the list of financial statements on page 6 of this report.

EXHIBITS

Reference is made to the Index to Exhibits on page 17 of this report.

REPORTS ON FORM 8-K

The registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

AUDITORS' REPORT



To the Shareholders of
Chieftain International Funding Corp.

We have audited the balance sheets of Chieftain International Funding Corp. as at December 31, 1996 and 1995 and the statements of income and retained earnings and changes in financial position for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years in the three-year period ended December 31, 1996 in accordance with generally accepted accounting principles.



PRICE WATERHOUSE
Chartered Accountants

Edmonton, Alberta
February 4, 1997

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET


December 31,                                    1996                   1995
---------------------------------------------------------------------------
(U.S.$)

ASSETS

Current assets:
  Cash                                   $    80,857           $     96,248
  Dividend receivable                             --              1,422,813
  Due from affiliated companies            3,029,427              2,021,037
                                         ----------------------------------
                                           3,110,284              3,540,098

Investment in preferred shares of
  Chieftain International (U.S.) Inc.
  at cost (Note 2)                        78,500,000             78,500,000
                                         ----------------------------------
                                         $81,610,284            $82,040,098
                                         ----------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued           $     4,100            $     4,075
  Dividend payable                                --              1,235,536
                                         ----------------------------------
                                               4,100              1,239,611

Preferred shares issued (Note 3)          63,402,903             63,402,903

Common shareholder's equity:
  Share capital (Note 4)
    Authorized
      10,000,000 common shares,
      par value $0.01 each
    Issued
      200,000 common shares                    2,000                  2,000
  Additional paid in capital              14,998,000             14,998,000
  Retained earnings                        3,203,281              2,397,584
                                         ----------------------------------
                                          18,203,281             17,397,584
                                         ----------------------------------
                                         $81,610,284            $82,040,098
                                         ----------------------------------



APPROVED BY THE BOARD


/s/ S.A. Milner         Director
-----------------------


/s/ L.G. Munin          Director
-----------------------

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS


Year ended December 31,                        1996                   1995                     1994
---------------------------------------------------------------------------------------------------
(U.S.$)

Revenue:
  Dividends                             $ 5,691,250             $ 5,691,250             $ 5,691,250
  Interest                                  134,272                 100,690                  45,172
                                        -----------------------------------------------------------
                                          5,825,522               5,791,940               5,736,422
General and administrative expenses          46,081                  44,260                  44,687
                                        -----------------------------------------------------------
Income before income taxes and
  dividends on preferred shares           5,779,441               5,747,680               5,691,735
Income taxes (Note 5)                        31,600                      --                      --
                                        -----------------------------------------------------------
Income before dividends on
  preferred shares                        5,747,841               5,747,680               5,691,735
Dividends on preferred shares            (4,942,144)             (4,942,144)             (4,942,144)
                                        -----------------------------------------------------------
Net income applicable to common shares      805,697                 805,536                 749,591
Retained earnings, beginning of period    2,397,584               1,592,048                 842,457
                                        -----------------------------------------------------------
Retained earnings, end of period        $ 3,203,281             $ 2,397,584             $ 1,592,048
                                        -----------------------------------------------------------
Net income per common share                  $ 4.03                   $ 4.03                 $ 3.75
                                        -----------------------------------------------------------


CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN FINANCIAL POSITION


Year ended December 31,                                1996                   1995                   1994
---------------------------------------------------------------------------------------------------------
(U.S.$)

Operating activities:
  Net income applicable to common shares        $   805,697             $  805,536             $  749,591
  Change in non-cash working capital
    Dividend receivable                           1,422,813             (1,422,813)                    --
    Current liabilities                          (1,235,511)             1,234,511                 (1,600)
                                                ---------------------------------------------------------
                                                    992,999                617,234                747,991
Investing activities:
  Advances to affiliated companies               (1,008,390)              (563,638)              (713,932)
                                                ---------------------------------------------------------
Change in cash                                      (15,391)                53,596                 34,059
Cash, beginning of year                              96,248                 42,652                  8,593
                                                ---------------------------------------------------------
Cash, end of year                               $    80,857             $   96,248              $  42,652
                                                ---------------------------------------------------------


CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 1996, 1995 and 1994

Funding Corp., a special purpose subsidiary of Chieftain International (U.S.) Inc., was formed in 1992 for the primary purpose of financing the U.S. business operations of its parent. Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc. The financial statements are expressed in United States currency since the assets and operations of Funding Corp. are denominated in United States dollars.

1. SUMMARY OF SIGNIFICANT POLICIES

ACCOUNTING POLICIES

The financial statements of Funding Corp. are prepared in conformity with Canadian generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates in preparation of these financial statements. Actual results may differ from those estimates. Material differences between Canadian principles and those of the U.S. which affect Funding Corp. are specifically referred to in these Notes to Financial Statements.

INCOME TAXES

Funding Corp. and its parent file corporate income tax returns on a consolidated basis. As a result, income taxes payable have been offset by the parent company's tax losses and are reflected in the amount due from the parent company.

Funding Corp. follows the tax allocation method of accounting for the tax effect of all timing differences between taxable income and accounting income.

United States accounting principles require corporations to account for deferred income taxes using the liability method. The effect on the Company of the application of such method is not material.

2. INVESTMENT IN PREFERRED SHARES OF PARENT

On November 6, 1992, Funding Corp. purchased 2,840,000 $1.8125 Redeemable Class B Preferred Shares at $25.00 per share of Chieftain International (U.S.) Inc., its parent company. Subsequent to that date, Funding Corp. purchased an additional 300,000 of such shares to hold a total of 3,140,000 shares. The shares pay quarterly dividends at the annual rate of $1.8125 per share. The shares are redeemable at the option of the issuer at $26.0069 during 1997 declining to $25.00 during 2002 and thereafter.

3. PREFERRED SHARES

The Articles of Funding Corp. authorize the issue of a maximum of 10,000,000 preferred shares with a par value $1.00 each.

On November 6, 1992, Funding Corp. sold 2,400,000 shares of $1.8125 convertible redeemable preferred stock at $25.00 per share through an underwritten public offering in the United States. On December 2, 1992, Funding Corp. sold an additional 326,700 preferred shares pursuant to an over-allotment option granted to the underwriters, resulting in a total issuance of 2,726,700 shares. Proceeds of the issuance of preferred shares, net of offering costs of $4.7 million, were $63.4 million. The preferred shares are redeemable, at the option of Funding Corp., at $26.0069 per share during 1997, declining to $25.00 per share after

December 31, 2001 plus accumulated and unpaid dividends. Each preferred share has a liquidation preference of $25.00 and is convertible at any time at the option of the holder into 1.25 common shares of Chieftain International, Inc. (the ultimate parent company). Chieftain International, Inc. has guaranteed certain obligations of Funding Corp. with respect to the preferred shares.

Canadian generally accepted accounting principles require the disclosure of the fair value of a financial instrument of this nature and define the fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value of Funding Corp.'s preferred shares at December 31, 1996 is $88,617,750, which is the market value of the securities into which these shares are convertible, and $68,849,175 at December 31, 1995 which is the market value of these preferred shares.

4.  SHARE CAPITAL

On August 28, 1992, Funding Corp. issued 100,000 common shares, par value $0.01 each, for net cash proceeds of $1,000 and, on November 5, 1992 issued 100,000 common shares, par value $0.01 each, to its parent for net cash proceeds of $14,999,000.

5.  INCOME TAXES

The actual tax rate differed from the expected tax rate for the following reason:


    Year ended December 31,                                                   1996           1995           1994
    ---------------------------------------------------------------------------------------------------------------
    Expected percentage                                                       35.8%          35.5%          35.5%
    Deduct the effect of dividends from the parent received by
      the company on a "tax-free" basis                                       35.3           35.5           35.5
                                                                            ---------------------------------------
    Actual percentage of income tax expense on pre-tax income                  0.5%           0.0%           0.0%
                                                                            ---------------------------------------

6.  TRANSACTIONS WITH AFFILIATES

All dividend and interest income of Funding Corp. is received from Chieftain International (U.S.) Inc. Certain administrative services are provided to Funding Corp. by Chieftain International, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIEFTAIN INTERNATIONAL FUNDING CORP.




by:  /s/ STANLEY A. MILNER                  by:  /s/ EDWARD L. HAHN
   --------------------------------             ------------------------------
   Stanley A. Milner, A.O.E., LL.D.             Edward L. Hahn
   President and                                Senior Vice President, Finance
   Chief Executive Officer                      and Treasurer


Dated: March 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



      /s/ D.E. MITCHELL            Chairman of the Board and     March 20, 1997
-------------------------------    Director
     D.E. Mitchell, O.C.


      /s/ S.A. MILNER              President, Chief Executive    March 20, 1997
-------------------------------    Officer and Director
   S.A. Milner, A.O.E., LL.D.


      /s/ H.J. KELLY               Director                      March 20, 1997
-------------------------------
        H.J. Kelly


       /s/ J.E. MAYBIN             Director                      March 20, 1997
-------------------------------
         J.E. Maybin


       /s/ L.G. MUNIN              Director                      March 20, 1997
-------------------------------
         L.G. Munin


       /s/ E.S. ONDRACK            Director                      March 20, 1997
-------------------------------
          E.S. Ondrack


       /s/ S.T. PEELER             Director                      March 20, 1997
-------------------------------
         S.T. Peeler


       /s/ E.L. HAHN               Senior Vice President,        March 20, 1997
-------------------------------    Finance and Treasurer
         E.L. Hahn


       /s/ R.J. STEFURE            Controller                    March 20, 1997
-------------------------------
         R.J. Stefure

                               Index to Exhibits


Exhibit
Number           Exhibit
--------         -------

   **3(e)        Articles of Incorporation of Funding Corp.

   **3(f)        Amended Articles of Incorporation of Funding Corp.

   **3(g)        Bylaws of Funding Corp.

   **4(a)        Form of Certificate of Designation of Preferred Stock of Funding Corp.

   **4(b)        Form of Subordinated Guarantee Agreement of Chieftain International, Inc.

****28           Form 40-F of Chieftain International, Inc. for the year ended December 31, 1996.


  ** Previously filed as an exhibit to the Registration Statement of the registrant on Form S-1/S-3, File No. 33-51630.

**** Filed herewith.

                                   EXHIBIT 28

                                                                   Page 1 of 37
                                   FORM 40-F
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/ / REGISTRATION STATEMENT PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/x/ ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission File number 1-10216:
-------------------------------

                        CHIEFTAIN INTERNATIONAL INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                       ALBERTA, CANADA                                                  NOT APPLICABLE
-----------------------------------------------------------------             ------------------------------------
(Province or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


                                                              1311
                                   --------------------------------------------------------
                                   (Primary Standard Industrial Classification Code Number)


                                       1201 TORONTO DOMINION TOWER, EDMONTON CENTRE,
                                 EDMONTON, ALBERTA, CANADA T5J 2Z1  Telephone (403) 425-1950
                  ---------------------------------------------------------------------------------------
                  (Address (including zip code) and telephone number (including area code) of Registrant)

                                                   -----------------------

                                  JOHN L. ROACH, INC., 4150 LINCOLN PLAZA, 500 NORTH AKARD,
                                       DALLAS, TEXAS 75021  TELEPHONE (214) 922-9850
-------------------------------------------------------------------------------------------------------------------------
(Name, address (including zip code) and telephone number (including area code) of agent for service in the United States)



SECURITIES REGISTERED OR TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                      Name of each exchange on which registered
-------------------                                      -----------------------------------------

Common Shares, no par value                              American Stock Exchange. The Toronto Stock Exchange.
                                                         The Alberta Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None

For annual reports, indicate by check mark the information filed with this
Form:

   /x/  Annual information form      /x/  Audited annual financial statements

The number of shares outstanding of the Registrant's common stock as of December 31, 1996 was 13,591,763.

Indicate by check mark whether the Registrant by filing the information contained in this Form is also thereby furnishing the information to the Commission pursuant to Rule 12g3-2(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). If "Yes" is marked, indicate the file number assigned to the Registrant in connection with such Rule.

Yes                      82-                      No   x
    ------                   -----                   -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    x                   No
    ------                   -----

                          FORM 40-F TABLE OF CONTENTS


                                                                                        Form 40-F
                                                                                        Sequential
                                                                                         Page No.
                                                                                        ----------

1.      Annual Information Form of Chieftain International, Inc. dated March 20, 1997 including Management's Discussion and Analysis of Financial Condition and
          Results of Operations for 1996. See Exhibit A ..............................       3

2.      Consolidated Financial Statements for the fiscal years ended December 31, 1996 and 1995, including Management's Report, Auditors' Report and Notes to
          Consolidated Financial Statements including U.S. GAAP reconciliation .......      18

3.      Consent of Independent Accountants ...........................................      29

4.      Consent of Independent Engineers .............................................      30

5.      Undertaking ..................................................................      31

6.      Signatures ...................................................................      31

Exhibit A.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations .................................................      32


                                    [CHIEFTAIN LOGO]














                                  ANNUAL INFORMATION FORM














                                      MARCH 20, 1997

                               TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----

Glossary ...................................................................................      3

Currency Exchange Rates ....................................................................      4

Incorporation ..............................................................................      4

Corporate Structure ........................................................................      4

Business and Property ......................................................................      5

Selected Consolidated Financial and Operating Data .........................................     14

Summary of Quarterly Financial Information .................................................     15

Management's Discussion and Analysis of Financial Condition and Results of Operations ......     15

Directors and Officers .....................................................................     16

Dividend Policy ............................................................................     17

Market for Securities ......................................................................     17

Additional Information .....................................................................     17


                                    GLOSSARY

THE FOLLOWING ARE DEFINED TERMS USED HEREIN:

barrel (bbl) means 34.972 Imperial gallons or 42 U.S. gallons.
bcf means 1,000,000,000 cubic feet.
bcfe means 1,000,000,000 cubic feet of gas equivalent.
bpd means barrels per day.

developed acreage refers to the number of acres assignable to productive wells.

development wells are wells drilled within the proved area of a gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

dry wells means wells found to be incapable of producing either gas or oil in sufficient quantities to justify completion as gas or oil wells.

exploratory wells are wells drilled to find and produce gas or oil in an unproved area, to find a new reservoir in a field previously found to be productive of gas or oil in another reservoir, or to extend a known reservoir.

gas means natural gas. Natural gas reserves are reported at a base pressure of
14.65 psia and a base temperature of 60 degrees Fahrenheit.

gas equivalent is determined by using the approximate energy equivalent ratio of 6 mcf of gas to 1 bbl of oil and liquids.

gross acres means the total number of acres in which an interest is owned by Chieftain.

gross wells means the total number of wells in which an interest is owned by Chieftain.

liquids means natural gas liquids.

mbbls means 1,000 barrels.

mcf means 1,000 cubic feet.

mcf/d means 1,000 cubic feet per day.

mmcf means 1,000,000 cubic feet.

mmcf/d means 1,000,000 cubic feet per day.

mmcfe means 1,000,000 cubic feet of gas equivalent.

net acres refers to the sum of the fractional interests owned in gross acres.

net wells refers to the sum of the fractional interests owned in gross wells.

ngls means natural gas liquids.

non-producing wells are wells which are capable of, but are not, producing.

oil or oil and liquids means crude oil and natural gas liquids.

probable reserves are those reserves which geological and engineering data demonstrate to be potentially recoverable, but where some element of risk or insufficient data prevent classification as proved.

proved developed producing reserves are those reserves which are expected to be produced from existing completion intervals now open for production in existing wells.

proved developed non-producing reserves are (1) those reserves expected to be produced from existing completion intervals in existing wells, but due to pending pipeline connections or other mechanical or contractual requirements hydrocarbon sales have not yet commenced, and (2) other non-producing reserves which exist behind the casing of existing wells, or at minor depths below the present bottom of such wells, which are expected to be produced through these wells in the predictable future, where the cost of making such oil and gas available for production should be relatively small compared to the cost of a new well.

proved reserves are the estimated quantities of natural gas, crude oil and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved reserves are limited to those quantities of gas and oil which can be expected, with little doubt, to be recoverable commercially at current prices and costs under existing regulatory practices and with existing conventional equipment and operating methods.

proved undeveloped reserves are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas and oil regardless of whether or not such acreage contains proved reserves.

working interest refers to the net interest held by Chieftain in an oil or gas lease or other disposition which interest bears its proportionate share of the costs of exploration, development and operations and any royalties or other production burdens.

CURRENCY EXCHANGE RATES

Chieftain's accounts are maintained in United States dollars. All dollar amounts herein are stated in United States dollars except where otherwise indicated.

The following table sets forth the rates of exchange for Canadian dollars per U.S.$1.00 in effect at the end of the following periods and the average rates of exchange during such periods, based on the Bank of Canada average noon spot rate of exchange.


    Year                                                                      1996           1995           1994
    ---------------------------------------------------------------------------------------------------------------
    Rate at end of year..............................................       $1.3696        $1.3640        $1.4028
    Average rate for the year........................................       $1.3636        $1.3726        $1.3659

On March 19, 1997, the Bank of Canada noon spot rate of exchange was U.S.$1.00 = Cdn.$1.3785.

INCORPORATION

Incorporated under the Business Corporations Act (Alberta), Chieftain International, Inc. (the "Company" and together with its subsidiaries "Chieftain") commenced operations in April, 1989 upon completion of its initial public offering.

The head and principal office of the Company is located at 1201 Toronto Dominion Tower, Edmonton Centre, 10205 - 101 Street, Edmonton, Alberta, Canada, T5J 2Z1 (Telephone: 403-425-1950).

Chieftain conducts its business directly and through wholly owned subsidiaries as described below.

CORPORATE STRUCTURE

The following is the corporate structure of Chieftain International, Inc. and its subsidiaries and their jurisdictions of incorporation.


                                   [FIGURE 1]


Each of the subsidiaries is 100% owned by its parent except for (i) Chieftain International (U.S.) Inc. which is owned as to 100% of its issued common stock and Series A Preferred stock by the Company and as to 100% of its issued Series B Preferred stock by Chieftain International Funding Corp. and (ii) Chieftain International Funding Corp. which is owned as to 100% of its issued common stock by Chieftain International (U.S.) Inc. and as to 100% of its issued $1.8125 Convertible Redeemable Preferred stock by the public.

BUSINESS AND PROPERTY

BUSINESS

Chieftain is engaged in gas and oil exploration and production, primarily in the United States and also in the U.K. sector of the North Sea. In addition, Chieftain is participating in an exploration venture in Libya.

In the United States, Chieftain's principal producing properties are located in the U.S. federal waters of the Gulf of Mexico and in southeast Utah. Chieftain has interests in exploration acreage in the Gulf of Mexico region, primarily offshore and also in Texas. Minor interests are held onshore in other areas of the United States.

PRINCIPAL PROPERTIES

Chieftain's principal gas producing properties are located in U.S. federal waters in the Gulf of Mexico and in the U.K. sector of the North Sea. Its principal oil producing properties are located in the Four Corners area of southeast Utah.

UNITED STATES GULF OF MEXICO AREA -- OFFSHORE

Chieftain concentrates its exploration and development activities in, and devotes substantial managerial and financial resources to, the offshore Gulf of Mexico area which accounted for most of Chieftain's gas production in 1996. Activity in this area during 1996 was primarily devoted to developing reserves and increasing production. Thirteen exploratory wells were drilled, of which 6 were successful, and 13 development wells were drilled, of which 11 were successful.

Substantial additions were made to Chieftain's acreage position in the Gulf of Mexico during 1996. Interests in 35 federal leases and five state leases were acquired at competitive sales and interests in two blocks were acquired through joint venture operations. Holdings in the offshore Gulf of Mexico amounted to 606,581 gross (211,388 net) acres at year-end compared to 476,896 gross (134,968 net) acres at December 31, 1995. Ongoing acquisition of 3-D seismic data will continue to guide the Company's exploration efforts.

   WESTERN GULF

MATAGORDA ISLAND. Chieftain has working interests averaging 35% in eight blocks covering 45,000 gross acres. Gas fields on Blocks 604 and 589 have been major sources of production since 1989. Ten productive gas wells on these blocks, connected to a production facility on Block 604, accounted for average 1996 production of 9.7 mmcf/d, net of royalties. A redevelopment program has commenced with a successful exploratory well, on Block 589, drilled into a fault block separate from the main producing area. This well commenced production in the fourth quarter of 1996 at a rate, net to Chieftain, of 4.1 mmcf/d. Additional prospects along this trend, which extends into Block 604, have been identified and are being evaluated for drilling in 1997. Chieftain also has working interests of approximately 25% in producing acreage on Blocks 633/634 and 704/709. Chieftain's share of production from six wells on these blocks aggregated approximately 6.3 mmcf/d, net of royalties, during 1996. A horizontal drilling program on Blocks 633/634 resulted in two successful wells which commenced production subsequent to year-end at 4.3 mmcf/d net to Chieftain. Exploratory drilling is planned for Blocks 604,633,634,666,673 and 704 during 1997.

MUSTANG ISLAND. Chieftain has working interests averaging 39% in five blocks covering 28,350 gross acres. A well on Block 785, in which Chieftain has a 27.5% working interest, was successfully recompleted. Exploratory prospects have been identified utilizing 3-D seismic data on Blocks 783 and 784, in which Chieftain has 50% working interests, and drilling is proposed for 1997. Chieftain's gas production from its Mustang Island interests averaged 6.0 mmcf/d, net of royalties, in 1996.

HIGH ISLAND. Chieftain increased its interest to 50% and participated in drilling two successful gas wells on Block 207. One of the wells commenced production during the fourth quarter. The other well was drilled into a separate prospect where further delineation drilling is planned. On Block 134, Chieftain increased its interest from 12.5% to 50% and drilled a successful gas well from which production commenced in September. Production from the High Island area averaged 6.3 mmcf/d and 105 bpd of oil and ngls, net of royalties. In Texas state waters, Chieftain participated with a 50% interest in the acquisition of five leases covering 3,700 gross acres.

HIGH ISLAND SOUTH ADDITION. Seven exploratory leases covering 40,320 gross acres were acquired during 1996. Chieftain plans to participate with a 50% interest in exploratory wells on Blocks A-510, A-526, A-527, A-541, A-566 and A-567 during 1997.

   CENTRAL GULF

WEST CAMERON. Two successful gas wells, in which Chieftain participated with a 25% interest, were drilled on Blocks 192 and 193 during 1996. Exploratory drilling is planned for Block 300 in which Chieftain has a 60% interest.

EAST CAMERON. Chieftain holds interests averaging 30% in 12 blocks covering 54,000 gross acres in this area, including Blocks 349,350 and 356, where significant oil and gas discoveries have been made. A successful 1996 well established additional reserves on Blocks 349 and 356. A production platform is scheduled to be installed during the second quarter of 1997 and production is expected to commence in the third quarter. Three-D seismic data has been acquired and is being used to evaluate other blocks in which Chieftain has interests in the area. Exploratory wells are planned for Blocks 329 and 355 in which Chieftain has interests of 33% and 25%, respectively.

VERMILION. A successful gas well was drilled on Block 23, in which Chieftain has a 25% interest. A second successful well was drilling at year-end and production is scheduled to commence from this block in 1997.

SOUTH MARSH ISLAND. Chieftain has interests ranging from 18.75% to 50% in three blocks covering 13,000 gross acres and will participate with a 50% interest in an exploratory well on Block 39.

EUGENE ISLAND. Exploratory drilling has been proposed for Block 189 in which Chieftain has a 75% working interest. An additional exploratory location has been proposed on Block 85 where Chieftain has a 25% interest.

GRAND ISLE. An exploratory well is planned for the first quarter of 1997 on Chieftain-operated Block 77 in which a 50% working interest is held.

SOUTH PASS. Chieftain operates and has a 44.4% working interest in 2,500 gross acres in the south half of Block 37 on which there are currently 8 producing wells. Three wells, in which Chieftain's interests range from 61.5% to 72.2%, were drilled in 1995 and commenced production in 1996. Chieftain's share of 1996 production from the south half averaged 184 bpd and 1.4 mmcf/d, net of royalties. In the north half of the block, on which 6 producing wells are located. Chieftain's share of 1996 production averaged 0.5 mmcf/d and 66 bpd, net of royalties.

   EASTERN GULF

MOBILE BAY/VIOSCA KNOLL. Chieftain has interests averaging 35% in 13 offshore blocks, 8 of which were producing at year-end. A production platform was installed on Viosca Knoll Block 124, in which Chieftain has a 25% interest, and production is expected to commence in early 1997. Pipeline facilities are planned to connect Viosca Knoll Blocks 213 and 256 and an exploratory well is planned for Block 301, to the south of Block 124. Proposals are under discussion for the drilling of a well to test a deep Norphlet prospect on Mobile Bay Blocks 913/914 in which Chieftain holds interests of 50% and 25%, respectively

MAIN PASS. Chieftain has an average interest of 15.6% in a total of 14 blocks in the Main Pass area, covering 58,000 gross acres. In 1996, 6 wells were drilled, production facilities were installed and production commenced from production units located on Blocks 225 and 223. The processing facilities have total capacity of 200 mmcf/d. Chieftain has a 7% interest in the Block 225 production unit which includes portions of Blocks 224, 248 and 249. The unit began producing in March, 1996, averaging 5.5 mmcf/d of gas and 66 bpd of ngls (net of royalties) in the fourth quarter of 1996, net to Chieftain. Production commenced in August, 1996 from the Block 223 area which includes Block 222. Chieftain has a 10% interest in these blocks, which produced 2.4 mmcf/d of gas and 56 bpd of ngls, net of royalties, to Chieftain's interest in the fourth quarter of 1996. During 1996, Chieftain participated with an interest of 20% in a gas discovery on Block 217 and 10% in a gas discovery outside of the production unit on Block 225. Production is expected to commence from these discoveries in 1998. Further exploratory drilling is planned for Block 225, Block 213 where Chieftain has a 20% interest and the southern half of Block 250 where Chieftain's interest is 7.5%.

MISSISSIPPI CANYON. Chieftain has a 33% interest in Blocks 29, 30 and 74 which cover 17,280 gross acres in the deep water "Flex" trend. A 3-D seismic evaluation is planned for 1997.

UNITED STATES GULF OF MEXICO AREA - ONSHORE

In Texas, Chieftain holds a 25% interest in 13,357 gross acres in Kenedy County where exploratory drilling is scheduled for 1997.

ANETH/RATHERFORD AREA, UTAH

In the Four Corners area of southeast Utah, Chieftain has interests of 13.4% and 21.4%, respectively, in the 18,000 gross acre Aneth and the 13,000 gross acre Ratherford oil production units. During 1996, 17 multilateral horizontal oil wells were drilled from existing vertical wellbores in the Aneth Unit and five were drilled in the Ratherford Unit. These are long-life light oil fields which have been producing, using waterflood techniques, for many years. At year-end, there were 167 producing wells (22.3 net to Chieftain) in the Aneth Unit and 111 producing wells (23.7 net to Chieftain) in the Ratherford Unit. Chieftain's share of production from Aneth and Ratherford averaged 1,468 bpd, net of royalties, during 1996.

NORTH SEA

Chieftain has interests averaging 17.2% in 74,000 acres in the British sector, of which 46,553 gross (8,270 net) acres are in the Galahad/Mordred area. Chieftain's interests in the Galahad and Mordred gas fields, which are located on Blocks 48/12a and 48/13b, are 17.8% and 5.3%, respectively. The Galahad Field has been producing since November, 1995, and in 1996 a well was drilled from the Galahad Platform into the Mordred structure to the south. Mordred production commenced in the fourth quarter of 1996. Production from both fields is processed through the Galahad Platform which has a capacity of 120 mmcf/d. Chieftain's combined share of production from the two fields averaged 9 mmcf/d during 1996 and increased to an average of 12.6 mmcf/d during the fourth quarter. Interruptions in production, related to the drilling of the Mordred well and to the modification of computerized production control equipment, coincided with a period of weak gas prices in the British sector of the North Sea. The price received by Chieftain averaged US$0.86 per mcf during the first half of 1996 and increased to US$1.90 in December, 1996. North of Galahad, a 3-D seismic program has confirmed an exploration project which is being considered for future drilling.

Farther north in the U.K. sector, on the southern flank of the Forties High, a 3-D seismic program is scheduled for the spring of 1997 over Blocks 21/14a and 21/14b in which Chieftain has interests of 10% and 22.5% respectively. The Company's current North Sea production is not subject to royalties.

LIBYA

Chieftain is participating in the exploration of concessions covering 3.9 million gross acres in the eastern portion of Libya's Sirte Basin. The project is led by Fina Exploration Libya B.V., a wholly-owned subsidiary of Petrofina S.A. of Belgium. Under the terms of the joint venture agreement, Chieftain will earn a 7.5% interest in the acreage. The program commitment requires 8,500 kilometers of seismic and 12 exploratory wells. Drilling commenced in mid-1993. The seismic commitment has essentially been met and 10 exploratory wells and one appraisal well have been drilled.

During 1996, evaluation continued on Block 5, the "U-Block" of Concession 171, which is within five miles of the prolific Intisar oil fields. Additional seismic data has been integrated into an evaluation of the discovery area. Three of the five wells drilled on this block were tested at gross rates ranging from 2,200 to 2,800 bpd. These discoveries are within six miles of export pipeline facilities. No further drilling was carried out during 1996. The operator is preparing an application for a long-term production test of three of the wells. Commencement of this production may occur in the fourth quarter of 1997. Chieftain has not booked any reserves for Libya.

ACREAGE

The following table summarizes the developed and undeveloped acreage held by Chieftain as at December 31, 1996. Where applicable, interests which are not working interests (none of which is material) have been converted to working interest equivalents.

                                                        Developed Acres              Undeveloped Acres
    Area                                              Gross          Net            Gross            Net
    -------------------------------------------------------------------------------------------------------
    United States
      Offshore Gulf of Mexico
        Louisiana.................................   20,471          6,357         294,709         92,888
        Texas.....................................   13,134          3,665         273,095        106,508
        Texas State...............................      300             22           4,872          1,948
                                                   --------------------------------------------------------
      Total Offshore Gulf of Mexico...............   33,905         10,044         572,676        201,344
                                                   --------------------------------------------------------

      Onshore
        Louisiana.................................      573             72              58              6
        Mississippi...............................       --             --             357             11
        Montana...................................       --             --           3,240          3,240
        North Dakota..............................      997            227           3,345            188
        Pennsylvania..............................      324             36              --
        Texas.....................................       --             --          13,357          3,339
        Utah......................................   29,860          4,895           5,173          1,136
                                                   --------------------------------------------------------
      Total Onshore                                  31,754          5,230          25,530          7,920
                                                   --------------------------------------------------------
    Total United States..........................    65,659         15,274         598,206        209,264
                                                   --------------------------------------------------------
    United Kingdom
      North Sea..................................     5,003            889          68,990         11,842
                                                   --------------------------------------------------------
    Libya
      Sirte Basin................................        --             --       3,888,550        291,641
                                                   --------------------------------------------------------
    Total, all areas.............................    70,662         16,163       4,555,746        512,747
                                                   --------------------------------------------------------

Chieftain's developed and undeveloped acreage in all areas covered 4,626,408 gross (528,910 net) acres at December 31, 1996.

The undeveloped acreage has not been independently evaluated. The cost to Chieftain thereof is approximately $33 million.

GAS AND OIL CAPITAL EXPENDITURES

The following table summarizes Chieftain's net capital expenditures for the years ended December 31, 1996 and 1995.


Year ended December 31,                                    1996             1995
--------------------------------------------------------------------------------
(US$ in thousands)


Property acquisition costs:
  United States .....................................   $13,954         $  2,873
  United Kingdom ....................................       722              842
  Other foreign .....................................        68               87
                                                        ------------------------
                                                         14,744            3,802
                                                        ------------------------
Purchase of producing properties:
  United States .....................................     2,077           54,678
                                                        ------------------------
Sale of producing properties:
  United States .....................................    (1,040)             (21)
                                                        ------------------------
Exploration costs:
  United States .....................................    17,453           13,837
  United Kingdom ....................................        --                2
  Other foreign .....................................       434            2,255
                                                        ------------------------
                                                         17,887           16,094
                                                        ------------------------
Development costs:
  United States .....................................    22,131           15,206
  United Kingdom ....................................     1,874           10,743
                                                        ------------------------
                                                         24,005           25,949
                                                        ------------------------
                                                        $57,673         $100,502
                                                        ------------------------

DRILLING ACTIVITY

The following table summarizes the results of Chieftain's drilling activities during the years ended December 31, 1996 and 1995.


EXPLORATORY WELLS -- Year ended December 31,                    1996                            1995
                                                        GROSS           NET             Gross           Net
------------------------------------------------------------------------------------------------------------

Gas .................................................       6           1.47                6           0.83
Oil .................................................      --             --                1           0.08
Oil/Gas .............................................       1           0.25                3           1.95
Evaluating ..........................................      --             --               --             --
Drilling at end of year .............................      --             --                1           0.25
Abandoned ...........................................       8           2.26               14           3.04
                                                        ----------------------------------------------------
                                                           15           3.98               25           6.15
                                                        ----------------------------------------------------


DEVELOPMENT WELLS -- Year ended December 31,                    1996                            1995
                                                        GROSS           NET             Gross           Net
------------------------------------------------------------------------------------------------------------

Gas .................................................       8           2.00                2           0.58
Oil .................................................      20           3.00               19           3.20
Oil/Gas .............................................      --             --               --             --
Evaluating ..........................................      --             --               --             --
Drilling at end of year .............................       5           0.80                3           0.40
Abandoned ...........................................       2           0.67                1           0.35
                                                        ----------------------------------------------------
                                                           35           6.47               25           4.53
                                                        ----------------------------------------------------

WELLS

Chieftain's gas and oil wells as at December 31, 1996 are listed in the following table. Any interests which are not working interests (none of which is material) have been converted to working interest equivalents.


                                                Gas Wells                                     Oil Wells
                                     Producing            Non-producing            Producing            Non-producing
                                   Gross      Net        Gross        Net        Gross      Net        Gross        Net
    ---------------------------------------------------------------------------------------------------------------------

    North Dakota...............       --       --           --         --            2     0.47           --         --
    Pennsylvania...............        5     0.93           --         --           --       --           --         --
    Utah.......................       --       --           --         --          278    46.05           --         --
    Louisiana..................        1     0.13           --         --           --       --           --         --
    U.S. Gulf of Mexico........       84    19.81           --         --           15     4.27           --         --
    United Kingdom.............        3     0.41           --         --           --       --           --         --
                                  ---------------------------------------------------------------------------------------
                                      93    21.28           --         --          295     50.79          --         --
                                  ---------------------------------------------------------------------------------------

In addition, Chieftain has interests in three (0.23 net) suspended oil wells and one appraisal well in Libya where the feasibility of development is being evaluated.

RESERVES


    GAS AND OIL RESERVES as at December 31, 1996          Natural Gas (bcf)                 Oil and ngls (mbbls)
                                                        Before             After            Before             After
                                                       Royalties         Royalties         Royalties         Royalties
    --------------------------------------------------------------------------------------------------------------------

    Proved reserves:
      Developed producing -- U.S.....................     53.4               43.0            9,175.9           8,138.0
      Developed producing -- U.K.....................     23.4               23.4               50.6              50.6
      Developed non-producing -- U.S.................     25.2               20.6              255.4             207.8
      Undeveloped -- U.S.............................     48.6               39.8            1,087.5             907.1
                                                       ------------------------------------------------------------------
    Total proved reserves............................    150.6              126.8           10,569.4           9,303.5
                                                       ------------------------------------------------------------------

    Probable reserves -- U.S.........................     32.3               26.3            2,830.7           2,448.9
                      -- U.K.........................      3.1                3.1                6.5               6.5
                                                       ------------------------------------------------------------------
    Total probable reserves..........................     35.4               29.4            2,837.2           2,455.4
                                                       ------------------------------------------------------------------
    Total proved and probable reserves...............    186.0              156.2           13,406.6          11,758.9
                                                       ------------------------------------------------------------------

RESERVES RECONCILIATION

The following table's provides a summary of the changes in proved and probable reserves which occurred in 1996.


                                                          Natural Gas (bcf)                            Oil and Ngls (mbbls)
PROVED RESERVES                                 Before Royalties       After Royalties       Before Royalties       After Royalties
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 1995 ..............................           149.9                 126.7                9,602.3               8,451.5
Revision of previous estimates .................            (2.6)                 (2.6)                 752.6                 664.0
Purchases of producing properties ..............             6.5                   5.2                   21.2                  17.4
Sale of producing properties ...................            (0.4)                 (0.3)                 (24.2)                (18.2)
Extensions, discoveries and other additions ....            23.5                  19.7                1,074.3                 922.5
Production .....................................           (26.3)                (21.9)                (856.8)               (733.7)
                                                  ---------------------------------------------------------------------------------
DECEMBER 31, 1996 ..............................           150.6                 126.8               10,569.4               9,303.5
                                                  ---------------------------------------------------------------------------------



                                                          Natural Gas (bcf)                            Oil and Ngls (mbbls)
PROBABLE RESERVES                               Before Royalties       After Royalties       Before Royalties       After Royalties
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 1995 ..............................            43.2                  36.8                1,006.6                 836.1
Revision of previous estimates .................           (16.0)                (14.3)               1,431.0               1,284.1
Purchases of producing properties ..............              --                    --                     --                    --
Sale of producing properties ...................            (0.4)                 (0.3)                 (23.8)                (17.8)
Extensions, discoveries and other additions ....             8.6                   7.2                  423.4                 353.0
Production .....................................              --                    --                     --                    --
                                                  ---------------------------------------------------------------------------------
DECEMBER 31, 1996 ..............................            35.4                  29.4                2,837.2               2,455.4
                                                  ---------------------------------------------------------------------------------

PRODUCTION

Chieftain's net production of gas and oil (computed after royalty deductions but before production taxes) for the years ended December 31, 1996 and 1995 is listed below. Also listed are average sales prices and average production costs during such periods.


Year ended December 31,                             1996            1995
------------------------------------------------------------------------

Total Net Production:
  Gas (mmcf) ................................   21,894.1        10,753.7
  Oil and liquids (mbbls) ...................      733.7           599.6
  Gas and equivalent (mmcfe) ................   26,296.3        14,351.3

Average Daily Net Production:
  Gas (mmcf) ................................       59.8            29.5
  Oil and liquids (bbls)* ...................      2,005           1,643
  Gas equivalent (mmcfe) ....................       71.8            39.3

Average Sales Price:
  Gas (per mcf) .............................     $ 2.09          $ 1.54
  Oil and liquids (per bbl) .................     $20.99          $16.94

Average Production Cost:
  Gas (per mcf) .............................     $ 0.25          $ 0.35
  Oil and liquids (per bbl) .................     $ 6.57          $ 7.31


* Oil comprised approximately 87% of the oil and liquids production over the periods shown.

MARKETING

Most of Chieftain's gas reserves are located in the Gulf of Mexico area of the United States, where ready deliverability of gas through numerous large capacity pipelines and auxiliary feeder pipelines provides flexibility in marketing Chieftain's gas reserves in the U.S. spot market. Gas prices in the U.S. and in the U.K. North Sea are largely determined by competitive market forces.

Most of the gas produced by Chieftain has been marketed since 1989 by Highland Energy Company, an aggregator for several U.S. gas producers, at prices based on spot market prices. Highland Energy Company has also represented Chieftain in relation to the marketing of Chieftain's U.K. gas production.

Oil is produced by Chieftain primarily from the Aneth and Ratherford Units in the Four Corners area of Utah. The quantity and quality of the oil produced has allowed Chieftain to enter into sales contracts, based on locally posted prices, under which a premium over such prices is received. Since 1989, all such oil has been sold under successive term contracts to a regional refiner. Most of Chieftain's Gulf of Mexico oil and ngls production is marketed by Highland Energy Company.

Chieftain believes that alternative marketing arrangements would be readily available for its gas, oil and liquids although no assurance can be given that any alternative would not be less advantageous to Chieftain.

COMPETITION

There is competition in all aspects of the gas and oil industry, particularly with respect to the marketing and sale of natural gas in the North American market. There is also competition for desirable exploratory, development and acquisition prospects and for investment capital. Chieftain's competitors include the major integrated oil companies as well as numerous independent gas and oil companies, integrated gas production and transmission companies and other producers and marketers of energy sources and fuels.

ENVIRONMENTAL REGULATION

Various laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect Chieftain's operations and costs. At present, Chieftain believes that its properties are being operated in compliance with applicable environmental laws and regulations. Chieftain does not anticipate that it will be required in the foreseeable future to expand amounts that are material, in relation to its total capital expenditures program and to customary industry experience, by reason of environmental laws and regulations, but it is unable to predict the ultimate cost of compliance.

U.S. offshore oil and gas operations are subject to regulations of the United States Department of the Interior which currently imposes absolute liability upon the lessee under a federal lease for the cost of pollution clean-up resulting from the lessee's operations, and could subject the lessee to possible liability for pollution damages. In the event of a serious incident of pollution, a lessee under a federal lease may be required to suspend or cease operations in the affected area.

In the U.K., deposits of substances or articles at sea from offshore oil and gas operations are subject to the licensing control of the Ministry of Agriculture, Fisheries and Food. The breach of a license will result in criminal liability and possible civil liability for the cost of any resulting pollution clean-up. In the event of a serious incident of pollution, the Ministry may vary or revoke a license.

REGULATION AND POLITICAL RISK

The gas and oil business is regulated by certain federal, state and local laws and regulations relating to the development, marketing and transmission of gas and oil, as well as taxation, environmental and safety matters.

International gas and oil operations, such as Chieftain's operations in the United Kingdom and Libya, may also be subject to various regulatory, political and economic factors. Political developments (especially in the Middle East) and the decisions of OPEC (the Organization of Petroleum Exporting Countries) can particularly affect world oil supply and oil prices. There is no assurance that laws and regulations enacted in the future will not adversely affect Chieftain's exploration for, or its production and marketing of, gas and oil.

CONCENTRATION OF GAS PRODUCTION

Most of Chieftain's gas reserves and production are located offshore in the U.S. Gulf of Mexico and could be adversely affected by natural disasters or market conditions affecting this area.

DEVELOPMENT OF ADDITIONAL RESERVES

Chieftain's future success, as is generally the case in the industry, depends on its ability to find or acquire additional gas and oil reserves that are economically recoverable. Except to the extent that Chieftain conducts successful exploration or development activities or acquires properties containing proved reserves, Chieftain's proved reserves will generally decline as reserves are produced. There can be no assurance that Chieftain will be able to discover additional commercial quantities of gas and oil or continue to acquire additional proved properties.

EXPLORATION AND PRODUCTION RISKS

Gas and oil exploration involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Chieftain's operations are subject to all of the risks normally incident to the operation and development of gas and oil properties and the drilling of gas and oil wells, including blowouts, cratering and fires and encountering unexpected formations or pressures, which could result in personal injury, loss of life and damage to property of Chieftain and others. Offshore operations are subject to a variety of special operating risks, such as hurricanes or other adverse weather conditions, more extensive governmental regulation, including certain regulations that may, in certain circumstances, impose absolute liability for pollution damage, and interruption or termination by government authorities based upon environmental or other considerations. In accordance with customary industry practice, Chieftain may not be fully insured against these risks, nor may all such risks be insurable.

PRICE UNCERTAINTY

There is uncertainty as to the prices at which gas and oil produced by Chieftain may be sold, and it is possible that under some market conditions the production of gas and oil from some of Chieftain's properties may not be commercially feasible. The availability of a ready market for gas and oil as produced and the price obtained for such gas and oil depend upon numerous factors beyond the control of Chieftain, including market considerations, the proximity and capacity of gas and oil pipelines and processing equipment and governmental regulation. In recent years, markets for gas in the United States have been characterized by periods of oversupply relative to demand. There have been significant fluctuations in prices for both gas and oil in recent years and there can be no assurance that prices for gas or oil would not decrease in the future.

EMPLOYEES

At December 31, 1996, Chieftain had 37 full-time equivalent employees, 10 of whom were engaged as consultants to Chieftain prior to September 1, 1996. In addition, Chieftain engages the services of consultants as required.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


                 CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARIES


Year ended December 31,                            1996            1995            1994            1993            1992
-----------------------------------------------------------------------------------------------------------------------
(US$ in thousands, except shares, per share amounts and operating data)

INCOME STATEMENT DATA:
Revenue .......................................   $    63,099     $    31,071     $    34,876     $    43,270     $    34,258
Direct expenses ...............................        10,707           8,181           7,443           7,149           6,089
Production taxes ..............................         1,513           1,382           1,396           1,305           1,790
General and administrative expenses ...........         3,972           3,346           3,402           2,921           2,948
Depletion and depreciation(1)..................        30,920          18,779          21,527          23,855          21,142
Additional depletion(2) .......................          -               -             15,434            -               -
Income (loss) from operations, before dividends
  on preferred shares of a subsidiary .........         9,784            (775)         (9,528)          4,883           1,192
Dividends on preferred shares of a subsidiary .         4,942           4,942           4,942           4,942             755
Net income (loss) applicable to common shares(1)        4,842          (5,717)        (14,470)            (59)            437
Net income (loss) per common share(1) ........          0.37           (0.54)          (1.32)          (0.01)           0.04
Weighted average number of common
  shares outstanding  .........................    13,065,414      10,633,142      10,986,116      10,991,045       9,749,795

OTHER DATA:
Cash flow from operations .....................   $    41,841     $    13,186     $    17,647     $    26,894      $   22,601
Net gas and oil capital expenditures ..........   $    57,673     $   100,502     $    28,059     $    28,779      $   25,052

BALANCE SHEET DATA (at end of period):
Working capital ...............................   $    42,854     $    11,216     $   103,225     $    115,065     $   117,117
Total assets(1) ...............................   $   263,279     $   201,552     $   208,516     $    226,738     $   225,050
Long-term debt ................................          -               -               -               -               -
Shareholders' equity(1) .......................   $   180,719     $   127,131     $   137,351     $    152,754     $   152,742

OPERATING DATA:
Average Daily Net Production:
  Gas (mmcf) ..................................          59.8            29.5            28.4            40.0            34.0
  Oil and  liquids (bbls) .....................         2,005           1,643           1,631           1,576           1,545
  Gas equivalent (mmcfe) ......................          71.8            39.3            38.2            49.5            43.3
Average Sales Price:
  Gas (per mmcf) ..............................   $      2.09      $     1.54      $     1.97     $      2.05      $     1.76
  Oil and liquids (per bbl) ...................         20.99           16.94           15.86           16.68           19.15
Average Production Cost:
  Gas (per mcf) ...............................   $      0.25      $     0.35      $     0.34     $      0.23      $     0.19
  Oil and liquids (per bbl) ...................          6.57            7.31            6.79            6.56            7.68


Notes:

     (1) Reference is made to Note 8 of the Notes to Consolidated Financial Statements which describes the impact of United States accounting principles.

     (2) This amount reflects write-downs in the carrying value of U.S. and Peruvian gas and oil properties in 1994 in accordance with full cost accounting rules under Canadian GAAP.

SUMMARY OF QUARTERLY FINANCIAL INFORMATION

                                                                 Per
Quarter Ended            Revenue        Income (loss)   Common Share
----------------------------------------------------------------------
(US$ in thousands except per share amounts)


MARCH 31, 1996          $ 13,057        $  (157)        $ (0.01)
JUNE 30, 1996             14,941          1,019            0.08
SEPTEMBER 30, 1996        14,610            693            0.05
DECEMBER 31, 1996         20,491          3,287            0.25


MARCH 31, 1995          $  6,558        $ (1,290)       $ (0.12)
JUNE 30, 1995              6,862            (960)         (0.09)
SEPTEMBER 30, 1995         7,015          (1,740)         (0.16)
DECEMBER 31, 1995         10,636          (1,727)         (0.17)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Reference is made to the section entitled "Management's Discussion and Analysis" on pages 20 and 21 of the 1996 Annual Report, which sections are incorporated herein by reference.

DIRECTORS AND OFFICERS

The name, municipality of residence, position held with the Company and principal occupation of each of the directors and officers are set forth below:


NAME AND                          POSITION HELD WITH THE COMPANY AND
MUNICIPALITY OF RESIDENCE         DURATION THEREOF                          PRINCIPAL OCCUPATION

David E. Mitchell, O.C.(1)        Chairman of the Board of Directors        Chairman of the Board of Directors,
Calgary, Alberta                  since February, 1989                      Alberta Energy Company Ltd.

Stanley A. Milner, A.O.E., LL.D.  President and Chief Executive Officer     President and Chief Executive Officer
Edmonton, Alberta                 and Director                              of the Company

Stephen C. Hurley                 Senior Vice President and Chief           Officer of the Company
Dallas, Texas                     Operating Officer

Edward L. Hahn                    Senior Vice President, Finance and        Officer of the Company
Edmonton, Alberta                 Treasurer

Esther S. Ondrack                 Senior Vice President and Secretary and   Officer of the Company
Edmonton, Alberta                 Director

Roger A. McDougall                Vice President, Land                      Officer of the Company
Edmonton, Alberta

S. Jay Milner                     Vice President, Drilling and Production   Officer of the Company
Edmonton, Alberta

Ronald J. Stefure                 Controller                                Officer of the Company
Edmonton, Alberta

Hugh J. Kelly                     Director since July, 1989                 Corporate Director and Energy
Mandeville, Louisiana                                                       Consultant

John E. Maybin(1)                 Director since June, 1991                 Corporate Director and Consultant
Calgary, Alberta

Louis G. Munin(1)                 Director since February, 1989             Corporate Director and Financial
Dallas, Texas                                                               Consultant

Stuart T. Peeler(1)               Director since February, 1989             Corporate Director and Petroleum
Tucson, Arizona                                                             Industry Consultant


(1) Member of the Audit Committee. The Company has no executive committee.

Except as otherwise noted, all of the officers of the Company have held positions as officers of the Company since its inception. Prior thereto, all of them, other than Mr. Mitchell and Mr. Hurley, served in similar capacities with Chieftain Development Co. Ltd. Mr. Mitchell was President and Chief Executive Officer of Alberta Energy Company Ltd. from 1975 until December 1993. Mr. Hurley joined the Company in September, 1995. He was previously the Vice President Exploration of a U.S.-based integrated oil company. Mr. Kelly was President and Chief Executive Officer of Ocean Drilling & Exploration Company until 1989. Mr. Maybin has been a corporate director and consultant since 1985. Mr. Munin was Executive Vice President and Chief Financial Officer of Lafarge Corporation until February 1988. Mr. Peeler was Chairman of the Board and Chief Executive Officer of Statex Petroleum, Inc. until January, 1989. S.J. Milner and R.J. Stefure were appointed officers of the Company in June, 1995 and prior thereto held management positions with the Company.

Terms of office of directors will expire at the time of Annual Meetings as follows: 1997 - Mr. Maybin and Mrs. Ondrack; 1998 - Messrs. Milner and Mitchell; 1999 - Messrs. Kelly, Munin and Peeler.

As at December 31, 1996 the directors and officers of the Company, as a group, beneficially owned, directly or indirectly, or exercised control or direction over, approximately 4.8% of the outstanding common shares.

DIVIDEND POLICY

The Company has not paid any dividends on its common shares and at the present time it is not the Company's policy to declare regular dividends on the common shares. This policy is under periodic review by the Board of Directors and is subject to change at any time depending on the earnings, financial condition and capital requirements of the Company. Dividends may be paid on the common shares provided that all dividends on the preferred shares of Chieftain International Funding Corp. have been paid.

MARKET FOR SECURITIES

The common shares of the Company are traded on the Toronto, American and Alberta stock exchanges under the symbol CID. The preferred shares of Chieftain International Funding Corp. are traded on the American Stock Exchange.

ADDITIONAL INFORMATION

Additional information, including executive compensation and options to purchase securities, is contained in the Company's Information Circular dated March 20, 1997 which relates to the Annual Meeting of Shareholders to be held on May 15, 1997. Additional financial information is provided in the Company's comparative consolidated financial statements for the year ended December 31, 1996.

The Company undertakes to provide to any person or company, upon request to the Secretary of the Company:

     (a) when the securities of the Company are in the course of a distribution pursuant to a short form prospectus or a preliminary short form prospectus has been filed in respect of a proposed distribution of its securities:

          (i) one copy of the latest Annual Information Form together with one copy of any document, or the pertinent pages of any document,incorporated therein by reference;

          (ii) one copy of the comparative financial statements of the Company for the Company's most recently completed financial year in respect of which such financial statements have been issued, together with the report of the auditors thereon, Management's Discussion and Analysis contained in the Annual Report of the Company, if applicable, and one copy of any interim financial statements of the Company subsequent to the filing of the annual financial statements;

          (iii) one copy of the Information Circular or comparable document of the Company in respect of the most recent annual meeting of shareholders of the Company, if applicable, which involved the election of directors; and

          (iv) one copy of any other documents which are incorporated by reference into the preliminary short form prospectus or the short form prospectus; or

     (b)  at any time the documents referred to in subclauses (a)(i), (ii) and
          (iii) above, provided that the Company may require the payment of a reasonable charge from such a person or company who is not a security holder of the Company where the documents are furnished under this Clause (b).

For additional copies of this Annual Information Form or any of the materials listed in the preceding paragraphs, please contact:

     Secretary
     Chieftain International, Inc.
     1201 Toronto Dominion Tower, Edmonton Centre
     Edmonton, Alberta, Canada
     T5J 2Z1

MANAGEMENT'S REPORT

February 4, 1997

The annual and quarterly consolidated financial statements of the Company have been prepared by management in accordance with Canadian generally accepted accounting principles. The financial information contained elsewhere in this annual report is consistent with the consolidated financial statements in all material respects.

The Company maintains systems of accounting and internal controls to provide reasonable assurance that its financial information is reliable and accurate, and that its assets are adequately safeguarded. Where necessary, management has made informed judgments and estimates in the preparation of the financial statements.

Independent auditors, appointed by the shareholders, have examined the consolidated financial statements. The Audit Committee of the Board of Directors meets periodically with management and the independent auditors to review audit, internal control, accounting policy and financial reporting matters.

The annual consolidated financial statements are approved by the Board of Directors on the recommendation of the Audit Committee.



S.A. Milner                     E.L. Hahn
President and                   Senior Vice President,
Chief Executive Officer         Finance and Treasurer




AUDITORS' REPORT

To the Shareholders of Chieftain International, Inc.

We have audited the consolidated balance sheets of Chieftain International, Inc. as at December 31, 1996 and 1995 and the consolidated statements of income and retained earnings (deficit) and changes in financial position for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years in the three-year period ended December 31, 1996 in accordance with generally accepted accounting principles.



Chartered Accountants
Edmonton, Alberta

February 4, 1997

CONSOLIDATED BALANCE SHEET




Chieftain International, Inc. and Subsidiary Companies


(Full Cost Method of Accounting)
as at December 31,                              1996            1995
-------------------------------------------------------------------------
(US$ in thousands)


ASSETS

Current assets:
  Cash and short-term deposits                  $  42,449         $ 10,575
  Accounts receivable                              11,199            8,263
  Other                                               293              492
                                                ---------         --------
                                                   53,941           19,330
                                                ---------         --------

Capital assets, at cost:
  Natural resource properties including
    exploration and development thereon           390,354          332,681
  Land and buildings                                  200              200
  Other equipment                                   1,589            1,402
                                                ---------        ---------
                                                  392,143          334,283
  Less: accumulated depletion
    and amortization                              188,254          157,334
                                                ---------        ---------
                                                  203,889          176,949
                                                --------         ---------
Deferred income taxes                               5,449            5,273
                                                ---------        ---------
                                                $ 263,279        $ 201,552
                                                ---------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued                  $  11,087        $   6,878
  Dividend payable                                      -            1,236
                                                ---------        ---------
                                                   11,087            8,114
                                                ---------        ---------
Deferred income taxes                               8,070            2,904

Preferred shares of a subsidiary (Note 2)          63,403           63,403

Shareholders' equity (Note 3):
  Share capital-
    Authorized - an unlimited number of -
      First preferred shares
      Second preferred shares
      Common shares
    Issued-
      13,591,763 common shares
       (1995 - 10,546,100)                        192,381         143,635
   Contributed surplus                                645             645
   Deficit                                        (12,307)        (17,149)
                                                ---------       ---------
                                                  180,719         127,131
                                                ---------       ---------
                                                $ 263,279       $ 201,552
                                                ---------       ---------

Approved by the Board




------------------------               ------------------------
S.A. Milner, Director                  L.G. Munin, Director

        CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (DEFICIT)


Chieftain International, Inc. and Subsidiary Companies


Year ended December 31,                                                 1996            1995           1994
-----------------------------------------------------------------------------------------------------------
(US$ in thousands except shares and per share amounts)


Production revenue                                              $     72,838    $     31,733    $    35,960
  Less: Royalties                                                     12,226           5,058          5,841
                                                                -------------------------------------------
Production revenue, net of royalties                                  60,612          26,675         30,119
Interest and other                                                     2,487           4,396          4,757
                                                                -------------------------------------------
                                                                      63,099          31,071         34,876
                                                                -------------------------------------------
Direct expenses                                                       10,707           8,181          7,443
Production taxes                                                       1,513           1,382          1,396
General and administrative expenses                                    3,972           3,346          3,402
Depletion and amortization                                            30,920          18,779         21,527
Additional depletion (Note 1(d)):
  U.S. properties                                                         --              --          9,834
  Peruvian properties                                                     --              --          5,600
                                                                -------------------------------------------
                                                                      47,112          31,688         49,202
                                                                -------------------------------------------
Income (loss) before income taxes and dividends on
  preferred shares of a subsidiary                                    15,987            (617)       (14,326)

Income taxes (recovery) (Note 4):
  Current                                                                124              34             46
  Deferred                                                             6,079             124         (4,844)
                                                                -------------------------------------------
                                                                       6,203             158         (4,798)
                                                                -------------------------------------------
Income (loss) before dividends on preferred shares
  of a subsidiary                                                      9,784            (775)        (9,528)
Dividends paid on preferred shares of a subsidiary                     4,942           4,942          4,942
                                                                -------------------------------------------
Net income (loss) applicable to common shares                          4,842          (5,717)       (14,470)
Retained earnings (deficit), beginning of year                       (17,149)        (11,432)         3,038
                                                                -------------------------------------------
Deficit, end of year                                            $    (12,307)   $    (17,149)   $   (11,432)
                                                                -------------------------------------------
Net income (loss) per common share (Note 5)                     $       0.37    $      (0.54)   $     (1.32)
                                                                -------------------------------------------
Weighted average number of common shares
  outstanding (Note 5)                                           13,065,414       10,633,142     10,986,116
                                                                -------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION




Chieftain International, Inc. and Subsidiary Companies

Year ended December 31,                           1996       1995       1994
-------------------------------------------------------------------------------
(US$ in thousands except per share amounts)
Operating activities:
  Net income (loss) applicable to common
    shares                                      $  4,842   $ (5,717)  $(14,470)
  Items not requiring funds:
    Depletion and amortization                    30,920     18,779     36,961
    Deferred income taxes                          6,079        124     (4,844)
                                               --------------------------------
  Cash flow from operations                       41,841     13,186     17,647
  Change in non-cash operating working capital
    Accounts receivable                           (2,936)    (2,879)       892
    Other current assets                             199       (112)        92
    Accounts payable and accrued                    (901)       921        392
    Dividend payable                              (1,236)     1,236         --
                                               --------------------------------
                                                  36,967     12,352     19,023
                                               --------------------------------
Financing activities:
  Issue of common shares                          50,097         40         --
  Financing costs                                 (2,440)        --         --
  Purchase of common shares for cancellation          --     (4,543)      (933)
                                               --------------------------------
                                                  47,657     (4,503)      (933)
                                               --------------------------------
Investing activities:
  Purchase of producing gas and oil
    properties                                    (2,077)   (54,678)      (113)
  Lease acquisition, exploration and
    development costs                            (56,636)   (45,824)   (27,946)
  Sale of producing properties                     1,040         --         --
                                               --------------------------------
                                                 (57,673)  (100,502)   (28,059)
  Purchase of other capital assets                  (187)      (190)      (495)
  Change in investing accounts payable
    and accrued                                    5,110      1,267       (193)
                                               --------------------------------
                                                 (52,750)   (99,425)   (28,747)
                                               --------------------------------
Change in cash and short-term deposits            31,874    (91,576)   (10,657)

Cash and short-term deposits, beginning
  of year                                         10,575    102,151    112,808
                                               --------------------------------
Cash and short-term deposits, end of year       $ 42,449   $ 10,575   $102,151
                                               --------------------------------
Cash flow from operations per common share:
  Basic                                         $   3.20   $   1.24   $   1.61
                                               --------------------------------
  Fully diluted                                 $   2.73   $   1.21   $   1.53
                                               --------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (December 31, 1996, 1995 and 1994)


Chieftain International, Inc. and Subsidiary Companies

The Company is engaged in gas and oil exploration, development and production primarily in the United States and also in the U.K. sector of the North Sea and in Libya. The Consolidated Financial Statements are expressed in United States currency since most of the Company's assets and operations are denominated in U.S. Dollars.

1.   Summary of Significant Accounting Policies:

     (a)  Accounting principles --
          The Company's financial statements are prepared in conformity with Canadian generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates in preparation of these financial statements. Actual results may differ from those estimates. Material differences between Canadian principles and those of the U.S., which affect the Company, are specifically referred to in these Notes to Consolidated Financial Statements. Note 8 details the effect of such differences on earnings and balance sheet accounts.

     (b)  Principles of consolidation --

          The Consolidated Financial Statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except for Chieftain International Funding Corp., a U.S. subsidiary which in 1992 issued 2,726,700 preferred shares to the public. These preferred shares are convertible into common shares of Chieftain International Inc.

          Acquisitions of all subsidiaries and businesses have been accounted for by the purchase method and accordingly only income or losses since date of acquisition are included in the Consolidated Statement of Income.

     (c)  Foreign currency translation --

          Canadian and other foreign currency amounts have been translated into U.S. currency on the following bases: monetary assets and liabilities at the year-end rates of exchange; non-monetary assets and liabilities at historical exchange rates; and revenue and expenses at monthly average exchange rates during the year. Translation gains or losses are reflected in the Consolidated Statement of Income.

    (d)   Natural resource properties --

          The Company accounts for gas and oil properties in accordance with Canadian guidelines on full cost accounting. Under this method, all costs associated with the acquisition, exploration and development of gas and oil properties are capitalized in cost centers on a country-by-country basis. Depletion is calculated using the unit-of-production method based on gross proved reserves before royalties and combines oil and natural gas on an energy equivalent basis. Future well abandonment and site restoration costs are included in the calculation of depletion expense.

          A ceiling test is applied to ensure that capitalized costs do not exceed estimated future net revenues less certain costs. There is uncertainty as to the prices at which gas and oil produced by the Company may be sold. The application of such ceiling test on U.S. property carrying costs at December 31, 1994 based on average prices received by the Company during the year, $1.97 for natural gas and $15.86 for oil and natural gas liquids ("ngls"), resulted in a write-down of $6,431,000, after providing for tax recoveries of $3,403,000. A write-down of $10,996,000, after providing for tax recoveries of $5,817,000 would have been required had December 31, 1994 prices, $1.62 for natural gas and $16.50 for oil and ngls, been used. A write-down of $3,120,000, after providing for tax recoveries of $2,480,000, was taken to eliminate all costs incurred in Peru to December 31, 1994.

          General and administrative costs relating directly to exploration and development activities have been capitalized as follows:


Year ended December 31,                 1996            1995            1994
----------------------------------------------------------------------------
(in thousands)


Lease acquisition costs                 $  837          $  538          $  469
Exploration costs                        1,547           1,909           1,638
Development costs                        1,254             928             525
                                        --------------------------------------
                                        $3,638          $3,375          $2,632
                                        --------------------------------------

          The following weighted average field prices were used in the determination of the Company's U.S. reserves:


          As at December 31,            1996            1995            1994
          --------------------------------------------------------------------

          Oil -- per barrel            $ 24.29         $ 18.71         $ 16.64
                                       ---------------------------------------
          Ngls -- per barrel           $ 21.66         $ 16.64         $ 15.09
                                       ---------------------------------------
          Oil & ngls -- per barrel     $ 24.03         $ 18.48         $ 16.50
                                       ---------------------------------------
          Natural gas -- per thousand
            cubic feet ("mcf")         $  3.43         $  2.06         $  1.62
                                       ---------------------------------------

          Depletion rates per physical unit of U.S. production are as follows:


                                          Natural Gas     Crude Oil & Ngls
                                           (per mcf)        (per barrel)
          ----------------------------------------------------------------

          Year ended December 31, 1994    $ 1.28               $ 7.65
                                          ---------------------------
          Year ended December 31, 1995    $ 1.10               $ 6.57
                                          ---------------------------
          Year ended December 31, 1996    $ 1.03               $ 6.16
                                          ---------------------------

          A field price of $2.04 (1995 -- $0.86, 1994 -- $2.25) per thousand cubic feet was used in the determination of the Company's U.K. natural gas reserves. The depletion rate per physical unit of U.K. production was $0.56 per mcf for the year ended December 31, 1996 (1995 -- $0.53).

     (e) Land, buildings and other equipment -- Amortization is provided as follows:


                                             Rate per annum      Method
          -------------------------------------------------------------------

          Buildings                                  5%        Straight--line
          Furniture, office equipment and
            leasehold improvements               10--20%       Straight--line


          Expenditures for renewals and betterments which materially increase the estimated useful life of buildings and equipment are capitalized; expenditures for repairs and maintenance are charged to income. Costs and accumulated amortization of assets retired or sold are removed from the asset and related accumulated amortization accounts; losses and gains thereon are included in the Consolidated Statement of Income as depletion and amortization.

     (f)  Income taxes --

          The Company follows the tax allocation method of accounting for the tax effect of all timing differences between taxable income and accounting income. Thus, provision is made currently for taxes deferred as a result of claiming for tax purposes deductions in excess of amounts charged to income in the books, principally natural resource lease acquisition costs, intangible exploration, development and drilling costs and costs of tangible capital assets.

          United States accounting principles require corporations to account for deferred income taxes by the liability method. The effect on the Company of the application of such method is not material.

2.   PREFERRED SHARES OF A SUBSIDIARY:

     Chieftain International Funding Corp. ("Funding"), a subsidiary of Chieftain International (U.S.) Inc., sold 2,726,700 shares of $1.8125 cumulative convertible redeemable preferred shares at $25.00 per share through a 1992 public offering in the United States. The preferred shares are redeemable, at the option of Funding, at $26.0069 per share during 1997, declining to $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends. Each preferred share has a liquidation preference of $25.00 and is convertible at any time into 1.25 Common Shares of Chieftain International, Inc. at the option of the holder. Chieftain International, Inc. has guaranteed certain obligations of Funding with respect to the preferred shares.

3.   SHAREHOLDERS' EQUITY:

     (a) Common Shares -


          Year ended December 31,                 1996                            1995                            1994
          ---------------------------------------------------------------------------------------------------------------------
          (dollars in thousands)          Number            Share         Number            Share         Number           Share
                                              of          Capital             of          Capital             of         Capital
                                          Shares          Account         Shares          Account         Shares         Account
          ----------------------------------------------------------------------------------------------------------------------

          Balance, beginning of year     10,546,100      $ 143,635       10,912,100      $ 148,621       10,992,500     $ 149,716
          Shares issued for cash          2,970,000         47,654*               -              -                -             -
          Share options exercised            75,663          1,092            3,000             40                -             -
          Shares purchased and cancelled          -              -         (369,000)        (5,026)         (80,400)       (1,095)
                                       -------------------------------------------------------------------------------------------

Balance, end of year                     13,591,763      $ 192,381       10,546,100      $ 143,635       10,912,100     $ 148,621
                                       -------------------------------------------------------------------------------------------

          * Reduced by costs of issue of $2,440, less related deferred taxes of $1,089.

          In the first quarter of 1996, the Company sold 2,970,000 common shares, through a public offering in the United States and Canada at $16.50 per share (C$22.75).
          Alberta Energy Company Ltd. which at December 31, 1993 owned 21.6% of the issued common shares of the Company, sold all such shares in a 1994 secondary public offering.

     (b)  Common Shares reserved -

          At December 31, 1996 a total of 1,226,003 (1995 - 1,046,250; 1994 -
          895,000) of the authorized but unissued common shares of the Company were reserved for issuance under the Share Option Plan. See Note 3(d). The Company has reserved 3,408,375 common shares for issuance pursuant to the conversion provisions of the preferred shares of a subsidiary. See Note 2.

     (c)  Contributed Surplus -

          During 1995, the Company purchased for cancellation 369,000 (1994 - 80,400) common shares pursuant to a normal-course issuer bid. Contributed surplus is created out of the excess of original net issue price over purchase price.

     (d)  Share Option Plan (the "Plan") -

          The Plan, as amended on March 15, 1996, provides for the granting of options to employees, directors and consultants to purchase common shares of the Company. In 1996, the number of shares reserved for issuance under the plan was increased by 255,416 (1995 - 154,250, 1994
          - 400,000). Each option expires not later than ten years from the date it was granted. The exercise of options granted under the Plan is contingent upon continued service except that options which are exercisable may be exercised after termination of service under certain conditions. Options granted are exercisable as to one-third of the granted amount on or after each of the first three anniversaries of the date of grant or over such longer period as may be determined by the directors. Exercisability of options accelerates in certain events. The option price for shares in respect of which an option is granted under the Plan is not less than the market price on the date of grant. Prior to 1992, the Company granted certain options at 90% of the market price on the date of grant.

          At December 31, 1996 the following options were outstanding to 46 participants in the Plan:

                                  Option Price            Year of
                  Shares             Per Share             Expiry
          -------------------------------------------------------
                  152,500         $13.50                     1999
                   19,000          14.50 - 16.10             1999
                   70,000          19.00                     2001
                    1,000          16.25                     2002
                   34,000          20.12 - 20.87             2003
                  247,102          15.38                     2004
                  370,651          13.63 - 15.63             2005
                   15,000          23.75                     2006

          The following is a summary of activity related to the share option plan for the years ended December 31, 1996, 1995 and 1994.

                                             Number                                                    Market Value at
                                                 of            Minimum Option Price                       Date Granted
                                             Shares       Per Share           Total       Per Share              Total
        --------------------------------------------------------------------------------------------------------------
        Outstanding December 31, 1993       329,750    $13.50-20.87    $  5,136,125    $13.50-20.87      $  5,188,925

        Year ended December 31, 1994
          Granted                           277,500     15.38             4,267,950     15.38               4,267,950
                                          ---------                     -----------                       -----------
        Outstanding December 31, 1994       607,250                       9,404,075                         9,456,875

        Year ended December 31, 1995
          Granted                           384,000     13.63-15.63       5,365,420     13.63-15.63         5,365,420
          Exercised                          (3,000)    13.50               (40,500)    13.50                 (40,500)
          Forfeited                          (8,000)    15.38              (123,040)    15.38                (123,040)
                                          ---------                     -----------                       -----------
        Outstanding December 31, 1995       980,250                      14,605,955                        14,658,755

        Year ended December 31, 1996
          Granted                            15,000     23.75               356,250     23.75                 356,250
          Exercised                         (75,663)    13.50-16.25      (1,075,572)    13.50-16.25        (1,097,972)
          Forfeited                         (10,334)    13.63-20.12        (159,079)    13.63-20.12          (159,079)
                                          ---------                     -----------                       -----------
        Outstanding December 31, 1996       909,253                    $ 13,727,554                      $ 13,757,954
                                          ---------                     -----------                       -----------
        Exercisable at December 31, 1994    305,083     13.50-20.87    $  4,627,292
                                          ---------                     -----------
        Exercisable at December 31, 1995    404,583     13.50-20.87    $  6,227,813
                                          ---------                     -----------
        Exercisable at December 31, 1996    558,319     13.50-20.87    $  8,548,461
                                          ---------                     -----------


4.   INCOME TAX EXPENSE:

     Income tax expense is made up of the following components:

        Year ended December 31                                    1996                     1995                    1994
        --------------------------------------------------------------------------------------------------------------------------
        (in thousands)                                      Canada         U.S.      Canada        U.S.      Canada        U.S.
        --------------------------------------------------------------------------------------------------------------------------
        Income (loss) before income taxes and dividends
          on preferred shares of a subsidiary             $  1,461    $  14,526    $   (324)   $   (293)   $ (5,794)   $ (8,532)
                                                        --------------------------------------------------------------------------
        Income taxes (recovery)
          Current                                              124            -          34           -          41           5
          Deferred                                             912        5,167         292        (168)     (1,826)     (3,018)
                                                        --------------------------------------------------------------------------
                                                          $  1,036    $   5,167    $    326    $   (168)    $(1,785)   $ (3,013)
                                                        --------------------------------------------------------------------------


     Deferred income tax expense results from timing differences between the recognition of expenses for tax and financial statement purposes as explained in Note 1(f). The sources of these differences are as follows:






        Year ended December 31                                    1996                     1995                    1994
        --------------------------------------------------------------------------------------------------------------------------
        (in thousands)                                      Canada         U.S.      Canada        U.S.      Canada        U.S.
        --------------------------------------------------------------------------------------------------------------------------
        Amortization of natural resource properties       $    805    $   5,898    $  1,289    $  6,567    $ (2,117)   $   (780)
        Amortization of buildings and equipment                  3          340         136          11          26          (5)
        Financing costs                                        348            -         129           -         209           -
        Tax loss carry forward                                (230)      (1,143)     (1,206)     (6,746)        (20)     (2,302)
        Other                                                  (14)          72         (56)          -          76          69
                                                        --------------------------------------------------------------------------
                                                          $    912    $   5,167    $    292    $   (168)    $(1,826)   $ (3,018)
                                                        --------------------------------------------------------------------------

     The actual tax rate differs from the expected tax rate for the following reasons:


Year ended December 31,                            1996       1995       1994
--------------------------------------------------------------------------------
Expected percentage on pre-tax income (loss)
  (combined Canadian federal and
  provincial rate)                                 44.6 %     44.6 %     44.3 %
Add (deduct) the effect of:
  Lower income tax rate on earnings of
    U.S. subsidiary                                (7.9)      (7.4)      (5.3)
  Effects of Canadian income taxes on
    exchange (gain) loss that eliminates
    upon consolidation                             (0.3)     (63.8)      (3.0)
  Other                                             2.4        1.0       (2.5)
                                                --------------------------------
Actual percentage of income tax on
  pre-tax income (loss)                            38.8 %    (25.6)%     33.5 %
                                                --------------------------------

5.   NET INCOME (LOSS) PER COMMON SHARE:

     Net income (loss) per common share is computed by dividing net income
     (loss) applicable to common shares by the weighted average number of common shares outstanding during each year.

     In the calculation of fully diluted earnings per share, consideration is given to potentially dilutive share options and convertible preferred shares issued by a subsidiary. This calculation produced no dilutive effect for 1996, 1995 and 1994 and is therefore not shown.

6.   PENSION COSTS AND OBLIGATIONS:

     The Company contributed $103,455, $73,230 and $81,053 for 1996, 1995 and
     1994, respectively, to defined contribution plans. Under a supplementary retirement plan established in 1991, defined costs of $127,358, $97,299 and $127,356 for 1996, 1995 and 1994, respectively, and the related liability are recorded in the accounts but are not currently funded.

     The Company has established no other retirement benefit plans.

7.   SEGMENT INFORMATION:

                                                   1996       1995       1994
--------------------------------------------------------------------------------
(in thousands)

INDUSTRY SEGMENTS--
The Company operates in one industry segment.

GEOGRAPHIC SEGMENTS--
Revenue:
  United States                                  $ 56,827   $ 26,674   $ 30,339
  United Kingdom                                    4,155        552         --
  Corporate and other                               2,117      3,845      4,537
                                                --------------------------------
                                                 $ 63,099   $ 31,071   $ 34,876
                                                --------------------------------
Income (loss) before income taxes and
dividends on preferred shares of a
subsidiary
  United States                                  $ 14,173   $ (3,461)  $ (9,127)
  United Kingdom                                    1,102        129         --
  Corporate and other                                 761      2,983        583
  Libya                                               (30)       (43)      (121)
  Peru                                                (19)      (225)    (5,661)
                                                --------------------------------
                                                 $ 15,987   $   (617)  $(14,326)
                                                --------------------------------
Identifiable assets:
  United States                                  $185,974   $159,564   $ 84,380
  United Kingdom                                   18,613     17,048      6,011
  Other foreign                                    13,322     13,107     11,234
  Corporate and other                              45,370     11,833    106,891
                                                --------------------------------
                                                 $263,279   $201,552   $208,516
                                                --------------------------------

8.   UNITED STATES ACCOUNTING PRINCIPLES:

     U.S. Full cost accounting rules differ materially from the Canadian full cost accounting guidelines followed by the Company. The U.S. rules require an impairment test to be conducted quarterly whereas the Canadian guidelines require this test only at year-end. In determining the limitation on carrying values, U.S. rules require the discounting of future net revenues at 10%; Canadian guidelines use undiscounted future net revenues and require the deduction of estimated future administrative costs. During 1995 and 1994 an impairment adjustment would have been required under U.S. accounting rules. The quarterly test required by U.S. accounting rules, using a December 31 U.K. gas price of $0.86 per mcf in 1995 and December 31 U.S. gas and oil prices of $1.62 per mcf and $16.50 per bbl in 1994 to determine future net revenues, would have resulted in a write-down of U.K. property carrying costs of $3.8 million, after providing for tax recoveries of $2.9 million, at December 31, 1995 and a write-down of U.S. property carrying costs of $8.3 million, after providing for tax recoveries of $4.4 million, at December 31, 1994. Under Canadian guidelines the test resulted in a write-down of U.S. property carrying costs at December 31, 1994 of $6.4 million, after providing for tax recoveries of $3.4 million.

     The effect on the Consolidated Balance Sheet of the differences between Canadian and U.S. accounting principles is as follows:


Year ended December 31,                            1996                                            1995
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                    Under U.S.                                       Under U.S.
                                                  Increase        Accounting                       Increase        Accounting
                                As Reported      (Decrease)       Principles     As Reported       (Decrease)      Principles
-----------------------------------------------------------------------------------------------------------------------------

Net capital assets              $ 203,889       $ (21,219)      $ 182,670        $ 176,949        $ (23,600)     $ 153,349
Deferred tax - asset            $   5,449       $    (460)      $   4,989        $   5,273        $   5,727      $  11,000
Deferred tax - liability        $   8,070       $  (8,070)      $       -        $   2,904        $  (2,904)     $       -
Retained earnings (deficit)     $ (12,307)      $ (13,609)      $ (25,916)       $ (17,149)       $ (14,969)     $ (32,118)


     The effect on consolidated earnings of these differences is summarized as follows:

Year ended December 31,                                                              1996           1995             1994
---------------------------------------------------------------------------------------------------------------------------
(in thousands except share amounts)


Net income (loss) applicable to common shares as reported                        $   4,842       $  (5,717)      $  (14,470)
Additional depletion                                                                     -          (6,740)          (2,811)
                                                                                 -------------------------------------------
                                                                                     4,842         (12,457)         (17,281)
Reduction in depletion expense                                                       2,381           2,775            3,836
Reduction (increase) in deferred tax provision                                      (1,021)          1,820             (265)
                                                                                 -------------------------------------------
Net income (loss) applicable to common shares under U.S.
  accounting principles                                                          $   6,202      $  (7,862)       $ (13,710)
                                                                                 -------------------------------------------

Basic and fully diluted earnings (loss) per common share and common
  share equivalents under U.S. accounting principles                             $    0.46       $   (0.74)      $    (1.25)
                                                                                 ------------------------------------------
Weighted average number of common shares and common share
   equivalents outstanding                                                       13,446,684      10,633,142      10,986,116
                                                                                 ------------------------------------------

     Earnings per common share and common share equivalents were computed by dividing net income (loss) applicable to common shares by the weighted average number of shares and common share equivalents, if dilutive, outstanding during the year. Common share equivalents consist of share options assuming all share options are exercised using the treasury stock method.

     The Company applies APB opinion 25 and related interpretations in accounting for share option transactions. Accordingly, no compensation cost is recognized in the accounts. Effective for 1996, U.S. accounting principles require disclosure of the impact on earnings and earnings per share of the value of options granted after 1994 calculated in accordance with FAS 123. Such impact, calculated using the Black-Scholes option pricing model, applying risk-free interest rates of 6.51% for 1996 and 6.40% for 1995 and assuming ten year expected option lives, no dividend yields and expected volatilities of 24% for both years on a weighted average basis, would amount to a net of tax charge to income (loss) of $872,000 (1995 - $270,000). After reflecting this charge, pro forma net income (loss) applicable to common shares under U.S. accounting principles would be $5,330,000 (1995 - $(8,132,000)) and pro forma basic and fully diluted earnings (loss) per common share and common share equivalent under U.S. accounting principles would be $0.40 (1995 - $(0.76)). These effects are not necessarily indicative of those to be expected in future years.

     Deferred tax liabilities (assets) are comprised of the following:


     As at December 31,                      1996            1995
     ------------------------------------------------------------
     (in thousands)
     Deferred tax liabilities
       Depletion and amortization       $  16,064       $   9,124
                                        -------------------------
     Deferred tax assets
       Depletion and amortization          (3,735)         (4,694)
       Financing costs                       (965)           (213)
       Loss carryforwards                 (16,092)        (12,853)
       Other                                 (261)         (2,364)
                                        -------------------------
                                          (21,053)        (20,124)
                                        -------------------------
     Net deferred tax (assets)          $  (4,989)       $(11,000)
                                        -------------------------

     At December 31, 1996 the Company's U.S. net operating losses were $37,558,000 of which $6,119,000, $2,835,000, $6,139,000, $18,007,000 and
     $4,458,000 expire in the years 2005, 2007, 2009, 2010 and 2011, respectively. Canadian net operating losses were $5,908,000 of which $241,000, $1,021,000, $8,000 and $4,638,000 expire in the years 1998, 1999,
     2000 and 2003 respectively. The Company is of the opinion that the tax benefit of these losses will be realized.

     Provisions for deferred income taxes were as follows:


     Year ended December 31,                 1996            1995               1994
     -------------------------------------------------------------------------------
     (in thousands)
     U.S. Federal and State             $   5,861       $     567          $  (2,753)
     Canada                                 1,239          (2,263)            (1,826)
                                        --------------------------------------------
                                        $   7,100       $  (1,696)         $  (4,579)
                                        --------------------------------------------

     The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income before dividends paid on preferred shares of a subsidiary, as a result of the following:


     Year ended December 31,                 1996            1995               1994
     -------------------------------------------------------------------------------
     (in thousands)
     Tax at statutory Canadian rate
     44.6%; 1995 - 44.6%; 1994 - 44.3%  $   8,196       $  (2,043)         $  (5,892)
     Lower income tax rate on earnings
       of U.S. subsidiaries                (1,428)           (150)               577
     Effects of Canadian income taxes
       on exchange (gain) loss that
       eliminates upon consolidation          (56)            394                431
     Other                                    512             137                351
                                        --------------------------------------------
     Tax at effective rate              $   7,224       $  (1,662)         $  (4,533)
                                        --------------------------------------------

     Cash payments for income taxes for the years 1996, 1995 and 1994 were $26,000, $44,000 and $49,000, respectively.

                                        UNDERTAKING

Registrant undertakes to make available, in person or by telephone, representatives to respond to inquiries made by the Commission staff, and to furnish promptly, when requested to do so by the Commission staff, information relating to: the securities registered pursuant to Form 40-F; the securities in relation to which the obligation to file an annual report on Form 40-F arises; or transactions in said securities.

                                        SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant Chieftain International, Inc. certifies that it meets all of the requirements for filing on Form 40-F. The Registrant duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant
CHIEFTAIN INTERNATIONAL, INC.


By:     /s/ E.L. HAHN
       ---------------------
Name:  E.L. Hahn
Title: Senior Vice President, Finance and Treasurer

Date:  March 20, 1997

[PRICE WATERHOUSE LOGO]

CONSENT OF INDEPENDENT CHARTERED ACCOUNTANTS




We hereby consent to the inclusion in the Annual Report of Form 40-F of our report dated February 4, 1997 on the consolidated financial statements of Chieftain International, Inc. for the year ended December 31, 1996.



/s/ Price Waterhouse
------------------------------------------
Chartered Accountants

Edmonton, Alberta, Canada
March 20, 1997

[NETHERLAND, SEWELL LETTERHEAD]

           CONSENT OF INDEPENDENT PETROLEUM ENGINEERS AND GEOLOGISTS

     We hereby consent to the references to our firm in the Annual Report of Chieftain International, Inc. on Form 40-F for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission in Washington, D.C. pursuant to the Securities Exchange Act of 1934.


                                        NETHERLAND, SEWELL & ASSOCIATES, INC.


                                        By: Frederic D. Sewell
                                        -------------------------------------
                                        Frederic D. Sewell
                                        President

Dallas, Texas
March 20, 1997

                                   EXHIBIT A

MANAGEMENT'S DISCUSSION AND ANALYSIS

To be read in conjunction with the 1996 audited consolidated financial statements.
(Comparisons are with 1995 amounts unless otherwise stated)

The Company produces and sells natural gas and oil acquired through exploration and development or through the purchase of producing properties. Producing reserves are located in the United States in the Gulf of Mexico and Utah and in the British sector of the North Sea. Exploration is conducted in these areas and in Libya. In August 1995, the Company completed the acquisition of 50% of the interests held by Santa Fe Minerals, Inc. and affiliates ("SFM") in 57 offshore Gulf of Mexico blocks, significantly increasing reserves, production and exploration acreage in this area.

The Company's reporting currency is the U.S. dollar.

ANALYSIS OF OPERATING RESULTS

The 130% increase in production revenue resulted from a 36% increase in average price received for natural gas to $2.09 per mcf, a 24% increase in average oil price received to $20.99 per b, a 102% increase in natural gas production volume to 26 bcf and a 24% increase in oil production volume to 857,000 b. A $0.10 per mcf change in the average natural gas price received in 1996 would have resulted in a change in gross revenue, cash flow and pre-tax income of $2.2 million. A $1.00 per barrel change in oil price would have resulted in a change in gross revenue of approximately $0.7 million and a change in cash flow and pre-tax income of a slightly lesser amount.

PRODUCTION, PRICING AND MARKETING

During 1996, Chieftain produced 26.3 bcf of gas, more than double the 13.0 bcf produced the year before. Production averaged 71.8 mmcfd compared to 35.5 mmcfd in 1995. Production in the Gulf of Mexico, which accounted for 87.5% of total gas production, averaged 62.1 mmcfd and the North Sea contributed 9.0 mmcfd. At year-end, our exit rates of production were 73.6 mmcfd from the Gulf and 13.4 mmcfd from the North Sea for a total of 87.0 mmcfd. The emphasis placed on development activities during the last two years will continue to have a positive effect on production throughout 1997.

The prices Chieftain received for Gulf of Mexico gas production were strong during the first half of 1996, weakened during the summer months, and then rose dramatically during the fall and early winter. Prices have risen steadily from $1.34 per mcf (Texas Eastern Transmission gas price) in August 1995 when Chieftain purchased a 50% interest in 57 Gulf blocks, including 76.3 bcf of proved gas reserves, from Santa Fe Minerals, Inc. (SFM). North Sea prices were weak during much of 1996, although they showed considerable strength toward year-end. Chieftain's average U.S. gas price was $2.21 per mcf and the U.K. average was $1.23 per mcf, for an overall weighted average of $2.09 per mcf. The Company's U.K. production is free of royalties. Prices in both markets remained strong in early 1997.

In the marketing of its gas production, Chieftain aims to capture the highest prices possible on a daily basis from a variety of buyers in the Gulf coast area. During 1996, we sold a majority of our volumes at the higher spot prices.

Chieftain produced 712,000 b of oil and 145,000 b of ngls, for a total of 857,000 b during 1996, an increase of 24% over total production of 693,000 b in the prior year. Oil and ngls production averaged 2,340 bd, compared to 1,900 bd in 1995. The Company's exit rate of production was 2,680 bd. We received an average price of $20.99 per b, a 24% increase over 1995. In the last decade, only in the year of the Iraqi invasion of Kuwait in 1990, were oil prices higher. While 72% of our oil and ngls production comes from southeastern Utah, the South Pass and Main Pass fields in the Gulf of Mexico also contributed to the increase. We are optimistic about our oil production outlook for 1997, and expect increases from Utah and the Gulf to continue.

The Company anticipates that 1997 natural gas and oil production volumes will increase from 1996 levels as a result of the further development of producing and non-producing properties in the Gulf of Mexico.

Interest income from investment of working capital declined 45% to $2.1 million, the result of a 14% decrease in investment yield and a 36% decline in average amount invested. Such investments, in short-term certificates guaranteed by a major Canadian bank, attach minimum risk.

Direct expenses increased 31% from 1995, resulting from the August 31, 1995 acquisition of producing properties from SFM and the November, 1995 commencement of production from the Galahad field in the U.K. North Sea. Direct costs are expected to continue at these higher levels in 1997.

Depletion and amortization expense increased 65%, the net result of an 8% decline in depletion rate to $0.98 per mcfe and an 83% increase in production volumes. Estimated costs of well abandonment and site restoration are included in depletable costs.

CAPITAL RESOURCES AND LIQUIDITY

The following table summarizes cash provided from operating, financing and investing activities for each of the past two years.

SOURCE AND USE OF CASH ($ in thousands)

Year ended December 31,         1996            1995
----------------------------------------------------
Cash provided from (used in ):
  Operating activities          $ 36,967        $ 12,352
  Financing activities            47,657          (4,503)
  Investing activities           (52,750)        (99,425)
                                -------------------------
Increase (decrease) in cash     $ 31,874        $(91,576)
                                -------------------------

Cash generated from operating activities increased 199%, primarily as a result of higher operating revenue.

Financing activities provided $46.6 million, net of issue costs, through the sale of 2.97 million common shares at $16.50 per share in the first quarter of 1996. The exercise of employee stock options, primarily during the fourth quarter, provided an additional $1.1 million.

Cash used in investing activities decreased 47% to $52.8 million in 1996. Purchase of producing properties, net of sales, amounted to only $1.0 million during 1996 compared with $54.7 million in 1995. Cash used in exploration and development activities increased $7.0 million or 16% in 1996. Approximately 94% of these expenditures were incurred on U.S. properties. The Company participated in the purchase, with an average interest of 47%, of 40 offshore Gulf of Mexico federal and state lease blocks in 1996 covering 186,000 acres resulting in a 57% increase in net Gulf of Mexico acreage held. During 1996, the Company participated in the drilling of 50 wells comprising 49 in the U.S. and one in the U.K. North Sea.

The December 31, 1996 cash balance of $42.4 million was up $31.9 million from a year earlier, primarily the result of the issuance of common shares described above. The Company is debt free and has substantial borrowing capacity. Most of the anticipated capital expenditure budget for 1997 is expected to be funded by operating cash flow.

OUTLOOK

Increasing demand for natural gas in the U.S. resulted in substantial price increases in 1996, encouraging increased exploration and development activity and resulting in high levels of demand for drilling rigs and related services. The Company expects to drill a number of potentially significant exploratory prospects during 1997 and to continue development of presently producing properties.

Development of gas production in several offshore Gulf of Mexico areas is expected to provide increased cash flow from operations in 1997.

Capital expenditures in 1997 are expected to approximate $75.0 million of which approximately 90% will be in the U.S.