Form 10-K/A
period 1996-12-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1997-04-09
CIK 891159

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                 Amendment No. 1

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

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
                         1996 FORM 10-K/A ANNUAL REPORT

                               Table of Contents

                                    PART III
                                                                      Page
       Item 10. Directors and Executive Officers ....................   2

Signatures ..........................................................   5

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

                               SHARES BENEFICIALLY OWNED AND PERCENT OF CLASS(1)
                                            AS AT FEBRUARY 28, 1997
                               -------------------------------------------------
                                     COMMON SHARES            PREFERRED SHARES
                                           OF                        OF
                              CHIEFTAIN INTERNATIONAL INC.  CHIEFTAIN FUNDING(2)
                              ----------------------------  --------------------
HUGH J. KELLY, 71, Director,
Corporate Director and
Energy Consultant.(3) .......      24,333(4)       --           10,000      --

JOHN E. MAYBIN, 72, Director,
Corporate Director and
Consultant. .................      24,333(4)       --              --       --

STANLEY A. MILNER, A.O.E.,
LL.D., 68, Director,
President and Chief Executive
Officer of Chieftain
International Inc.(5) .......      649,996(6)    4.63%          39,000     1.43%

                               SHARES BENEFICIALLY OWNED AND PERCENT OF CLASS(1)
                                            AS AT FEBRUARY 28, 1997
                               -------------------------------------------------
                                     COMMON SHARES            PREFERRED SHARES
                                           OF                        OF
                              CHIEFTAIN INTERNATIONAL INC.  CHIEFTAIN FUNDING(2)
                              ----------------------------  --------------------
DAVID E. MITCHELL, O.C., 70
Chairman of the Board,
Chairman of Alberta
Energy Company Ltd.(7).......      33,333(4)       --             --        --

LOUIS G. MUNIN, 63, Director,
Corporate Director and
Financial Consultant.(8).....      27,333(4)       --           2,000       --

ESTHER S. ONDRACK, 56, Director,
Senior Vice President and
Secretary of Chieftain
International, Inc.(9)........      90,770(10)      --             --        --

STUART T. PEELER, 67, Director,
Corporate Director and
Petroleum Industry
Consultant.(11)..............      23,333(12)      --           21,500      --

DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP..........   1,071,958(13)     7.65%         77,875     2.86%


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


(12) Includes options, exercisable within 60 days, to purchase 15,833 shares.


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

CHIEFTAIN INTERNATIONAL FUNDING CORP.




                                      by:  /s/ EDWARD L. HAHN
                                           ------------------------------
                                           Edward L. Hahn
                                           Senior Vice President, Finance
                                           and Treasurer


Dated: April 8, 1997