Form 10-Q
period 1997-03-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1997-05-15
CIK 891159

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 33-51630

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
             (Exact name of registrant as specified in its charter)

                    NEVADA                                      98-0127391
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
                or organization)

                      ------------------------------------

Registrants' telephone number, including area code: (403) 425-1950

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES [X]               No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

--------------------------------------------------------------------------------
  TITLE OF EACH CLASS                          DATE                   NUMBER OUTSTANDING
----------------------------------------------------------------------------------------------
  Common Shares, no par value             April 30, 1997                   200,000
----------------------------------------------------------------------------------------------

================================================================================

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                     INDEX

                                                                                        PAGE
                                                                                       ------
PART I:  FINANCIAL STATEMENTS
       ITEM 1.  FINANCIAL STATEMENTS
       CHIEFTAIN INTERNATIONAL FUNDING CORP.
       Consolidated Condensed Balance Sheet --
          March 31, 1997 and December 31, 1996.........................................      3
       Consolidated Condensed Statement of Income --
          Three Months ended March 31, 1997 and 1996...................................      4
       Consolidated Condensed Statement of Changes in Financial Position --
          Three Months ended March 31, 1997 and 1996...................................      5
       Notes to Consolidated Condensed Financial Statements............................      6
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.................................................      7
       Signatures......................................................................      7

                      CHIEFTAIN INTERNATIONAL FUNDING CORP

             (A SUBSIDIARY OF CHIEFTAIN INTERNATIONAL (U.S.) INC.)

                                 BALANCE SHEET

                                                                                    DECEMBER
                                                                     MARCH 31          31
                                                                       1997           1996
                                                                    ----------     ----------
                                                                    (U.S.$)
ASSETS
Current assets:
  Cash..........................................................    $    87,015    $    80,857
  Due from affiliated companies.................................      3,221,162      3,029,427
                                                                    -----------    -----------
                                                                      3,308,177      3,110,284
Investment in preferred shares of Chieftain International (U.S.)
  Inc. at cost..................................................     78,500,000     78,500,000
                                                                    -----------    -----------
                                                                    $81,808,177    $81,610,284
                                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued..................................    $        --    $     4,100
Preferred shares issued (Note 2)................................     63,402,903     63,402,903
Common shareholder's equity:
  Share capital
     Authorized
       10,000,000 common shares, par value $0.01 each
     Issued
       200,000 common shares....................................          2,000          2,000
  Additional paid in capital....................................     14,998,000     14,998,000
  Retained earnings.............................................      3,405,274      3,203,281
                                                                    -----------    -----------
                                                                     18,405,274     18,203,281
                                                                    -----------    -----------
                                                                    $81,808,177    $81,610,284
                                                                    ===========    ===========

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                   STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                    THREE MONTHS ENDED MARCH
                                                                               31
                                                                    -------------------------
                                                                       1997           1996
                                                                    ----------     ----------
                                                                             (U.S.$)
Revenue
  Dividends.....................................................    $1,422,813     $1,422,813
  Interest......................................................        39,652         30,394
                                                                    ----------     ----------
                                                                     1,462,465      1,453,207
Expense:
  General and administrative                                            16,658         16,145
                                                                    ----------     ----------
Income before income taxes and dividends on preferred shares....     1,445,807      1,437,062
Income taxes (Note 3)...........................................         8,278          4,987
                                                                    ----------     ----------
Net income before dividends on preferred shares.................     1,437,529      1,432,075
Dividends on preferred shares...................................    (1,235,536)    (1,235,536)
                                                                    ----------     ----------
Net income applicable to common shares, for the period..........       201,993        196,539
Retained earnings, beginning of period..........................     3,203,281      2,397,584
                                                                    ----------     ----------
Retained earnings, end of period................................    $3,405,274     $2,594,123
                                                                    ==========     ==========

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                   STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                                    THREE MONTHS ENDED MARCH
                                                                               31
                                                                    -------------------------
                                                                       1997           1996
                                                                    ----------     ----------
                                                                             (U.S.$)
Operating activities:
  Net income applicable to common shares........................    $  201,993     $  196,539
  Changes in non-cash working capital --
     Current liabilities........................................        (4,100)       (29,770)
                                                                    ----------     ----------
                                                                       197,893        166,769
Investing activities:
  Advances to affiliated companies..............................      (191,735)      (195,008)
                                                                    ----------     ----------
Change in cash..................................................         6,158        (28,239)
Beginning cash..................................................        80,857         96,248
                                                                    ----------     ----------
Ending cash.....................................................    $   87,015     $   68,009
                                                                    ==========     ==========

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                         NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at March 31, 1997 and December 31, 1996 and the results of operations and changes in financial position for the three months ended March 31, 1997 and 1996.

     The results of operations and changes in financial position for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   PREFERRED SHARES:

     The Articles of Funding Corp. authorize the issue of a maximum of 10,000,000 preferred shares with a par value $1.00 each.

     On November 6, 1992, Funding Corp. sold 2,400,000 shares of $1.8125 convertible redeemable preferred stock at $25.00 per share through an underwritten public offering in the United States. On December 2, 1992, Funding Corp. sold an additional 326,700 preferred shares pursuant to an over-allotment option granted to the underwriters, resulting in a total issuance of 2,726,700 shares. Proceeds of the issuance of preferred shares net of offering costs of $4.7 million, were $63.4 million.

3.   INCOME TAXES:

     Funding Corp. follows the tax allocation method of accounting for the tax effect of all timing differences between taxable income and accounting income.

     Funding Corp. and its parent file their corporate income tax return on a consolidated basis. As a result, the current taxes payable will be offset by utilizing the parent company's operating loss.

     The tax benefit relating to loss utilization has been deducted from the amount owing by the parent company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Chieftain International Funding Corp., a special purpose subsidiary of Chieftain International (U.S.) Inc., was formed in 1992 for the primary purpose of financing the U.S. business operations of its parent.

ANALYSIS OF OPERATING RESULTS -- THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

     Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $1,422,813 for each of the first quarters of 1997 and 1996.

     Interest earned on short-term notes for the first quarter of 1997 was $39,652, a 30% increase from the amount earned in the comparable 1996 period. Such increase resulted from a 4% decrease in average investment yield and a 38% increase in the average amount invested compared to the 1996 first quarter. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

     Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

CAPITAL RESOURCES AND LIQUIDITY

     Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

     Funds provided from operations increased to $197,893 for the first quarter of 1997 compared with $166,769 for the 1996 comparable period. Funds not required for current working capital purposes were invested in short-term notes issued and payable by the parent company.

     Cash balances at March 31, 1997 and 1996 were $87,015 and $68,009, respectively.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chieftain International Funding
Corp.
-------------------------------
(Registrant)



/s/  E. L. HAHN
-------------------------------
Senior Vice President, Finance
and Treasurer
(Principal Financial Officer)

Dated: May 15, 1996