Form 10-Q
period 1997-06-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1997-08-11
CIK 891159

                                                                     Page 1 of 7
                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 1997

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number:  33-51630

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
             (Exact name of registrant as specified in its charter)



                Nevada                                  98-0127391
-----------------------------------------  ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                   __________________________________________


Registrants' telephone number, including area code:      (403) 425-1950

                               Not Applicable
______________________________________________________________________________

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

Yes   X    No
    ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



         Title of each Class             Date          Number Outstanding
       ---------------------------  -----------------  ------------------
       Common Shares, no par value   July 30, 1997          200,000

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                     INDEX


                                                                        Page No.


PART I:     FINANCIAL STATEMENTS

         Item 1.     Financial Statements

         Chieftain International Funding Corp.

         Consolidated Condensed Balance Sheet -
                June 30, 1997 and December 31, 1996                            3

         Consolidated Condensed Statement of Income -
                Six months ended June 30, 1997 and 1996 and
                      Three months ended June 30, 1997 and 1996                4

         Consolidated Condensed Statement of Changes in Financial Position -
                Six months ended June 30, 1997 and 1996                        5

         Notes to Consolidated Condensed Financial Statements                  6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations             7


         Signatures                                                            7

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET


                                                                 JUNE 30              December 31
                                                                   1997                   1996
---------------------------------------------------------------------------------------------------
(U.S.$)
ASSETS
Current assets:
  Cash                                                       $     103,229            $      80,857
  Due from affiliated companies                                  3,410,755                3,029,427
                                                             --------------------------------------
                                                                 3,513,984                3,110,284
Investment in preferred shares of Chieftain International
  (U.S.) Inc. at cost                                           78,500,000               78,500,000
                                                             --------------------------------------
                                                             $  82,013,984            $  81,610,284
                                                             ======================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued                               $      -                 $       4,100
Preferred shares issued (Note 2)                                63,402,903               63,402,903

Common shareholder's equity:
  Share capital
    Authorized
      10,000,000 common shares, par value $0.01 each
    Issued
      200,000 common shares                                          2,000                    2,000
    Additional paid in capital                                  14,998,000               14,998,000
    Retained earnings                                            3,611,081                3,203,281
                                                             --------------------------------------
                                                                18,611,081               18,203,281
                                                             --------------------------------------
                                                             $  82,013,984            $  81,610,284
                                                             ======================================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS



                                         Six months ended June 30                   Three months ended June 30
                                       1997                   1996                  1997                  1996
------------------------------------------------------------------------------------------------------------------
(U.S.$)
Revenue
  Dividends                      $    2,845,625         $    2,845,625        $    1,422,812        $    1,422,813
  Interest                               82,362                 62,120                42,710                31,726
                                 -------------------------------------        ------------------------------------
                                      2,927,987              2,907,745             1,465,522             1,454,538
Expense:
  General and administrative             30,413                 27,910                13,755                11,765
                                 -------------------------------------        ------------------------------------
Income before income taxes
  and dividends on preferred
  shares                              2,897,574              2,879,835             1,451,767             1,442,773
Income taxes (Note 3)                    18,702                 11,974                10,424                 6,987
                                 -------------------------------------        ------------------------------------
Net income before dividends
  on preferred shares                 2,878,872              2,867,861             1,441,343             1,435,786
Dividends on preferred shares        (2,471,072)            (2,471,072)           (1,235,536)           (1,235,536)
                                 -------------------------------------        ------------------------------------
Net income applicable to
  common shares, for the
  period                                407,800                396,789               205,807               200,250
Retained earnings,
  beginning of period                 3,203,281              2,397,584             3,405,274             2,594,123
                                 -------------------------------------        ------------------------------------
Retained earnings,
  end of period                  $    3,611,081         $    2,794,373        $    3,611,081        $    2,794,373
                                 =====================================        ====================================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN FINANCIAL POSITION


Six months ended June 30                       1997             1996
------------------------------------------------------------------------
(U.S.$)
Operating activities:
  Net income applicable to common shares    $    407,800    $      396,789
  Changes in non-cash working capital -
    Dividend receivable                           --             1,422,813
    Current liabilities                           (4,100)       (1,239,611)
                                            ------------    --------------
                                                 403,700           579,991
Investing activities:
  Advances to affiliated companies              (381,328)         (613,023)
                                            ------------    --------------
Change in cash                                    22,372           (33,032)
Beginning cash                                    80,857            96,248
                                            ------------    --------------
Ending cash                                 $    103,229    $       63,216
                                            ============    ==============

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at June 30, 1997 and December 31, 1996 and the results of operations and changes in financial position for the six months ended June 30, 1997 and 1996.

     The results of operations and changes in financial position for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Preferred Shares:

     The Articles of Funding Corp. authorize the issuance of a maximum of 10,000,000 preferred shares with a par value of $1.00 each.

     In 1992, Funding Corp. sold 2,726,700 shares of $1.8125 convertible redeemable preferred stock at $25.00 per share through an underwritten public offering in the United States. Proceeds of the issuance of preferred shares, net of offering costs of $4.7 million, were $63.4 million.

3.   Income taxes:

     Funding Corp. follows the tax allocation method of accounting for the tax effect of all timing differences between taxable income and accounting income.

     Funding Corp. and its parent file their corporate income tax return on a consolidated basis. As a result, the current taxes payable will be offset by utilization of the parent company's operating loss.

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

Analysis of Operating Results - Six Months ended June 30, 1997 and 1996

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $2,845,625 for each of the first six months of 1997 and 1996.

Interest earned on short-term notes for the first six months of 1997 was $82,362, a 93% increase from the amount earned in the comparable 1996 period. Such increase resulted from a 2% decrease in average investment yield and a 36% increase in the average amount invested compared to the 1996 first six months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations decreased to $403,700 for the first six months of 1997 compared with $579,991 for the 1996 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at June 30, 1997 and 1996 were $103,229 and $63,216, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chieftain International Funding Corp.
            (Registrant)



/s/ E. L. Hahn
_________________________________________________

Senior Vice President, Finance and Treasurer
(Principal Financial Officer)

Dated:  August 5, 1997