Form 10-Q
period 1997-09-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1997-11-14
CIK 891159

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  September 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number:  33-51630

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Nevada                                                              98-0127391
--------------------------------------------------------------                ------------------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

                        -------------------------------


Registrants' telephone number, including area code:         (403) 425-1950


                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   --------   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


  Title of each Class                  Date                 Number Outstanding
---------------------------       ----------------          ------------------
Common Shares, no par value       October 31, 1997              200,000

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                      INDEX


                                                                                                Page No.
PART I:     FINANCIAL STATEMENTS


            Item 1.           Financial Statements

            Chieftain International Funding Corp.

            Consolidated Condensed Balance Sheet -
                        September 30, 1997 and December 31, 1996                                    3

            Consolidated Condensed Statement of Income -
                        Nine months ended September 30, 1997 and 1996 and
                              Three months ended September 30, 1997 and 1996                        4

            Consolidated Condensed Statement of Changes in Financial Position -
                        Nine months ended September 30, 1997 and 1996                               5

            Notes to Consolidated Condensed Financial Statements                                    6

            Item 2.           Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                         7
                              ---------------------------------------------


            Signatures                                                                              7

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

                                                                   SEPTEMBER 30         December 31
                                                                       1997                 1996
---------------------------------------------------------------------------------------------------
(U.S.$)
ASSETS

Current assets:
      Cash                                                         $   129,558          $    80,857
      Due from affiliated companies                                  3,596,700            3,029,427
                                                                   --------------------------------
                                                                     3,726,258            3,110,284

Investment in preferred shares of Chieftain International
  (U.S.) Inc. at cost                                               78,500,000           78,500,000
                                                                   --------------------------------

                                                                   $82,226,258          $81,610,284
                                                                   ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued                                 $        --          $     4,100

Preferred shares issued (Note 2)                                    63,402,903           63,402,903

Common shareholder's equity:
      Share capital
        Authorized
         10,000,000 common shares, par value $0.01 each
        Issued
         200,000 common shares                                           2,000                2,000
      Additional paid in capital                                    14,998,000           14,998,000
      Retained earnings                                              3,823,355            3,203,281
                                                                   --------------------------------
                                                                    18,823,355           18,203,281
                                                                   --------------------------------

                                                                   $82,226,258          $81,610,284
                                                                   ================================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS


                                                        Nine months ended               Three months ended
                                                           September 30                    September 30
                                                       1997            1996           1997             1996
--------------------------------------------------------------------------------------------------------------
(U.S.$)
Revenue:
      Dividends                                    $ 4,268,438     $ 4,268,438     $ 1,422,813     $ 1,422,813
      Interest                                         130,369          97,314          48,007          35,194
                                                   ---------------------------     ---------------------------
                                                     4,398,807       4,365,752       1,470,820       1,458,007
Expense:
      General and administrative                        39,363          35,186           8,950           7,276
                                                   ---------------------------     ---------------------------


Income before income taxes and dividends on
      preferred shares                               4,359,444       4,330,566       1,461,870       1,450,731
Income taxes (Note 3)                                   32,762          21,745          14,060           9,771
                                                   ---------------------------     ---------------------------

Net income before dividends on
      preferred shares                               4,326,682       4,308,821       1,447,810       1,440,960
Dividends on preferred shares                       (3,706,608)     (3,706,608)     (1,235,536)     (1,235,536)
                                                   ---------------------------     ---------------------------


Net income applicable to common shares,
      for the period                                   620,074         602,213         212,274         205,424
Retained earnings,
      beginning of period                            3,203,281       2,397,584       3,611,081       2,794,373
                                                   ---------------------------     ---------------------------


Retained earnings,
      end of period                                $ 3,823,355     $ 2,999,797     $ 3,823,355     $ 2,999,797
                                                   ===========================     ===========================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN FINANCIAL POSITION


Nine months ended September 30                          1997            1996
-------------------------------------------------------------------------------
(U.S.$)
Operating activities:
      Net income applicable to common shares        $   620,074     $   602,213
      Changes in non-cash working capital -
            Dividend receivable                            --         1,422,813
            Current liabilities                          (4,100)     (1,239,611)
                                                    -----------     -----------

                                                        615,974         785,415
Investing activities:
      Advances to affiliated companies                 (567,273)       (628,450)
                                                    -----------     -----------

Change in cash                                           48,701         156,965
Beginning cash                                           80,857          96,248
                                                    -----------     -----------

Ending cash                                         $   129,558     $   253,213
                                                    ===========     ===========


CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at September 30, 1997 and December 31, 1996 and the results of operations and changes in financial position for the nine months ended September 30, 1997 and 1996.

      The results of operations and changes in financial position for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                                                                    Page 7 of 7
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Chieftain International Funding Corp., a special purpose subsidiary of Chieftain International (U.S.) Inc., was formed in 1992 for the primary purpose of financing the U.S. business operations of its parent.

Analysis of Operating Results - Nine months ended September 30, 1997 and 1996

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $4,268,438 for each of the first nine months of 1997 and 1996.

Interest earned on short-term notes for the first nine months of 1997 was $130,369, a 34% increase from the amount earned in the comparable 1996 period. Such increase resulted from no change in average investment yield and a 34% increase in the average amount invested compared to the 1996 first nine months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations decreased to $615,974 for the first nine months of 1997 compared with $785,415 for the 1996 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at September 30, 1997 and 1996 were $129,558 and $253,213, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chieftain International Funding Corp.
-------------------------------------
           (Registrant)



/s/ E. L. Hahn
--------------------------------------------
Senior Vice President, Finance and Treasurer
(Principal Financial Officer)

Dated:  November 7, 1997