Form 10-K
period 1997-12-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1998-04-01
CIK 891159

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997

Commission File number 33-51630:

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
             (Exact name of registrant as specified in its charter)

              NEVADA                                       98-0127391
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                                ---------------

   1201 TORONTO DOMINION TOWER, EDMONTON CENTRE,
            EDMONTON, ALBERTA, CANADA                             T5J 2Z1
(Address of Registrant's principal executive offices)          (Postal code)

Registrant's telephone number, including area code:            (403) 425-1950

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                       Name of each exchange on which registered
$1.8125 Convertible Redeemable Preferred Stock            American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:          NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
                          1997 FORM 10-K ANNUAL REPORT

                                           Table of Contents
                                                                                          Page
                                                 PART I

     Item 1.    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
                Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . .   3

                                                 PART II

     Item 5.    Market for the Registrant's Securities and Related Stockholder Matters. .   4
     Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . .. . . . .   5
     Item 7.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   5
     Item 8.    Financial Statements and Supplementary Data . . . . . . . . . . . . . . .   6
     Item 9.    Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . .   6

                                                PART III

     Item 10.  Directors and Executive Officers . . . . . . . . . . . . . . . . . . . . .   6
     Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .   8
     Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . .   8
     Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . .   9

                                                PART IV

     Item 14.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .   9

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

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

Funding Corp. commenced operations on November 6, 1992 with the initial public offering of 2,400,000 $1.8125 Convertible Redeemable Preferred Shares ("Preferred Shares"). An additional 326,700 Preferred Shares were issued pursuant to the underwriter's exercise of an over-allotment option. Proceeds of the issuance of Preferred Shares, net of offering costs of $4.7 million, were $63.4 million. The Preferred Shares are redeemable at the option of the Company at $25.8056 per share during 1998 declining to $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends. Each preferred share is convertible at any time at the option of the holder into 1.25 common shares of Chieftain International, Inc. (the ultimate parent company). Dividends on the Preferred Shares are paid quarterly at the annual rate of $1.8125 per share.

On November 6, 1992, Funding Corp. purchased 2,840,000 $1.8125 Redeemable Class B Preferred Shares of Chieftain U.S., its parent company, at $25.00 per share, and subsequently purchased an additional 300,000 of such shares to hold a total of 3,140,000 such shares. Funding Corp. receives quarterly dividends on such shares at the annual rate of $1.8125 per share. The shares are redeemable at the option of the issuer at $25.8056 per share during 1998 declining to $25.00 during 2002 and thereafter.

Since December 31, 1992, Funding Corp. has, from time to time, purchased short-term notes, payable by Chieftain U.S., with funds in excess of working capital requirements. Such notes bear interest at competitive money market rates.

Chieftain U.S. is engaged in the acquisition of gas and oil reserves through purchase and through exploration and development and in gas and oil production and sales in the United States. Its principal properties are located in the U.S. federal waters of the Gulf of Mexico and in southeast Utah. Reference is made to the information describing United States properties and operations in the Form 10-K Annual Report of Chieftain International, Inc. for the year ended December 31, 1997, which is attached as Exhibit 28 hereto. Chieftain International, Inc. has guaranteed dividend, conversion and redemption obligations of Funding Corp. with respect to the Preferred Shares.

EMPLOYEES

At December 31, 1997, Funding Corp. had no employees. Management services are provided by Chieftain International, Inc.

ITEM 2. PROPERTIES

Funding Corp. owns no physical properties. Its assets consist of investments in and advances to Chieftain U.S., its parent company.

ITEM 3. LEGAL PROCEEDINGS

Funding Corp. is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The high and low prices of the Chieftain International Funding Corp. $1.8125 Convertible Redeemable Preferred Shares (the "Preferred Shares") during each quarter since December 31, 1995 are shown below.

         Price History of Chieftain International Funding Corp. $1.8125 Convertible Redeemable Preferred Shares on the American Stock Exchange

         (U.S. dollars)                     High                 Low
         -----------------------------------------------------------

         1996
             First quarter              $  27.25            $  25.13
             Second quarter                27.63               25.00
             Third Quarter                 29.63               26.00
             Fourth Quarter                33.00               27.75

         1997
             First quarter                 32.50               27.13
             Second quarter                30.88               26.88
             Third quarter                 34.50               29.50
             Fourth quarter                35.00               28.00

         1998
             January                       29.00               26.75
             February                      30.25               28.63
             March 1 to March 13           31.25               30.00

All of the Company's issued common shares are owned by its parent, Chieftain International (U.S.) Inc. The Preferred Shares were held by 53 shareholders of record on December 31, 1997.

The Company has made timely payment of quarterly dividends on the Preferred Shares, amounting to $0.453125 per share, for each quarter since the shares were issued in 1992.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data for each of the five years in the period ended December 31, 1997 has been derived from the financial statements of Funding Corp. and should be read in conjunction with such financial statements and the related notes.

CHIEFTAIN INTERNATIONAL FUNDING CORP.
YEAR ENDED DECEMBER 31,                             1997           1996           1995           1994           1993
                                                   -------        -------        -------        -------        -------
(in thousands except shares and per share amounts)
INCOME STATEMENT DATA:
Revenue ...................................       $  5,867       $  5,826       $  5,792       $  5,736       $  5,704
General and administrative expenses .......             77             46             44             44             49
Income before dividends on preferred shares          5,755          5,748          5,748          5,692          5,668
Dividends on preferred shares .............          4,942          4,942          4,942          4,942          4,942
Net income applicable to common shares ....            813            806            806            750            726
Net income per common share ...............           4.07           4.03           4.03           3.75           3.63
Number of common shares outstanding .......        200,000        200,000        200,000        200,000        200,000

OTHER DATA:
Cash provided from operating activities ...       $    815       $    993       $    617       $    748       $    261

BALANCE SHEET DATA (at end of period):
Working capital ...........................       $  3,920       $  3,106       $  2,300       $  1,494       $    745
Total assets ..............................       $ 82,425       $ 81,610       $ 82,040       $ 80,000       $ 79,252
Preferred shares issued ...................       $ 63,403       $ 63,403       $ 63,403       $ 63,403       $ 63,403
Common shareholder's equity ...............       $ 19,017       $ 18,203       $ 17,398       $ 16,592       $ 15,842

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

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $5,691,250 in each of the years 1997 and 1996. In addition to such dividend income, interest of $175,599 and $134,272 in 1997 and 1996,respectively, was earned on short-term investments.

Dividend income is expected to remain the same for 1997 while interest income is expected to increase, reflecting the larger amount of short-term investments held.

Dividends in the amount of $4,942,144 were paid in 1997, unchanged from 1996.

CAPITAL RESOURCES AND LIQUIDITY

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations decreased to $815,049 in 1997 compared with $992,999 in 1996. Most of these funds were invested in short-term notes issued and payable by the parent company. Cash balances at December 31, 1997 and 1996 were $45,351 and $80,857 respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Chieftain International Funding Corp. are included in Part IV of this report.

     Auditors' Report

     Balance Sheet as at December 31, 1997 and 1996

     Statement of Income and Retained Earnings for the years ended December 31, 1997, 1996 and 1995

     Statement of Changes in Financial Position for the years ended December 31, 1997, 1996 and 1995

     Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between Funding Corp. and Funding Corp.'s auditors on accounting or financial disclosure matters.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors of the Company consists of not less than three nor more than ten directors. The number of directors within these limits is fixed from time to time by resolution of the Board of Directors and is currently eight. Directors are elected annually by the common stockholder to hold office until the close of the next ensuing annual meeting.

Information is presented below with respect to the directors of the Company. The information includes age as of the date hereof, present position with the Company and other business experience during the past five years. Except as noted, all of the directors of the Company have served as such since the Company's formation in November, 1992 and all are also directors of Chieftain International (U.S.) Inc., the immediate parent of the Company and Chieftain International, Inc., the ultimate parent of the Company. S.C. Hurley became a director of each of such companies in 1997. Also presented is information with respect to directors' ownership of securities of the Company and its ultimate parent, and the ownership of such securities by the directors and executive officers as a group. A director need not be a shareholder of the Company.

                                                            SHARES BENEFICIALLY OWNED AND PERCENT OF CLASS (1)
                                                                           AS AT FEBRUARY 27, 1998
                                                           ----------------------------------------------------
                                                                  COMMON SHARES             PREFERRED SHARES
                                                                        OF                          OF
                                                           CHIEFTAIN INTERNATIONAL, INC.  CHIEFTAIN FUNDING (2)
                                                           -----------------------------  ---------------------

STEPHEN C. HURLEY, 48, Director
Senior Vice President and Chief Operating Officer of
Chieftain International, Inc.                                 52,271(3)               --         --         --

HUGH J. KELLY, 72, Director
Corporate Director and
Energy Consultant. (4)                                        27,666(5)               --     10,000         --

JOHN E. MAYBIN, 73, Director
Corporate Director                                            27,666(6)               --         --         --

STANLEY A. MILNER, A.O.E.,LL.D., 69, Director
President and Chief Executive Officer of
Chieftain International, Inc. (7)                            661,636(8)             4.83%    39,000       1.43%

DAVID E. MITCHELL, O.C., 71,
Chairman of the Board
Chairman of Alberta Energy Company Ltd. (9)                   36,666(5)               --         --         --

                                                            SHARES BENEFICIALLY OWNED AND PERCENT OF CLASS (1)
                                                                           AS AT FEBRUARY 27, 1998
                                                           ----------------------------------------------------
                                                                  COMMON SHARES             PREFERRED SHARES
                                                                        OF                          OF
                                                           CHIEFTAIN INTERNATIONAL, INC.  CHIEFTAIN FUNDING (2)
                                                           -----------------------------  ---------------------
LOUIS G. MUNIN, 64, Director
Corporate Director and
Financial Consultant (10)                                     30,666(5)               --      2,000         --

ESTHER S. ONDRACK, 57, Director
Senior Vice President and Secretary of
Chieftain International, Inc.                                 97,708(11)              --         --         --

STUART T. PEELER, 68, Director
Corporate Director and
Petroleum Industry Consultant. (12)                           26,667(13)              --     21,500         --

DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP                                        1,146,456(14)            8.14%    72,500       2.66%


(1)  Percentages of less than one are omitted.

(2) Each $1.8125 Convertible Redeemable Preferred Share of Chieftain International Funding Corp. is convertible into 1.25 common shares of Chieftain International, Inc.

(3)  Includes options, exercisable within 60 days, to purchase 50,000 shares.

(4) H.J. Kelly is a director of Baroid Corporation, Central Louisiana Electric Company Inc., Hibernia National Bank and Tidewater Inc.

(5)  Includes options, exercisable within 60 days, to purchase 26,666 shares.

(6)  Includes options, exercisable within 60 days, to purchase 26,166 shares.

(7) S.A. Milner is a director of Alberta Energy Company Ltd., Canadian Imperial Bank of Commerce and Canadian Pacific Limited.

(8) Includes options, exercisable within 60 days, to purchase 115,000 shares. In addition, an associate of Mr. Milner owns 15,000 common shares.

(9)  D.E. Mitchell is a director of Alberta Energy Company Ltd. and Air Canada.

(10) L.G. Munin is a director of Lafarge Canada Inc. and Walden Residential Properties, Inc.

(11) Includes options, exercisable within 60 days, to purchase 75,833 shares.

(12) S.T. Peeler is a director of Calmat Co. and Homestake Mining Company.

(13) Includes options, exercisable within 60 days, to purchase 14,167 shares.

(14) Includes options, exercisable within 60 days, to purchase 495,328 shares.

EXECUTIVE OFFICERS

The following table lists the name and age of each Executive Officer and all positions and offices with the Company held by each such person. The officers are appointed each year at the directors' meeting immediately following the annual meeting of the shareholder. The next such meeting will be held on May 14, 1998.

NAME                            AGE      POSITION/OFFICE
----                            ---      ---------------
S.A. Milner, A.O.E.,LL.D        69       Director, President and Chief Executive Officer
S.C. Hurley                     48       Director, Senior Vice President and Chief Operating Officer
E.L. Hahn                       60       Senior Vice President, Finance and Treasurer
E.S. Ondrack                    57       Director, Senior Vice President and Secretary
R.A. McDougall                  62       Vice President, Land
S.J. Milner                     40       Vice President, Drilling and Production
R.J. Stefure                    50       Controller

With the following exceptions all of the officers have held positions as officers of the Company since its incorporation in 1992 and each officer presently holds and has held for more than five years positions as officers of Chieftain International, Inc. and Chieftain International (U.S.) Inc., the former, in each case, being his or her principal occupation. S.C. Hurley joined Chieftain in September, 1995 prior to which time he was the Vice President Exploration of a U.S. based integrated oil company. S.J. Milner and R.J. Stefure were appointed officers of the Company in June, 1995 and prior thereto held management positions with the Company and its immediate and ultimate parents.

There are no family relationships among the executive officers and directors except between S.A. Milner and D.E. Mitchell, O.C. who are first cousins and between S.A. Milner and S.J. Milner who are father and son.

ITEM 11. EXECUTIVE COMPENSATION

The directors and officers, including the chief executive officer, receive no compensation in their capacities as directors and officers of Funding Corp. All of the officers are employees of and receive remuneration from Chieftain International, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the share ownership in the voting securities of the Company of each person or company beneficially owning, or exercising control or direction over, more than five per cent of the outstanding shares of the Company.

                                        Class       Number of shares        Percent of
Name and address of beneficial owner   of shares    beneficially owned     class owned
------------------------------------   ---------    ------------------     -----------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of an informal understanding between the Company and Chieftain International, Inc.("Chieftain Canada"), Chieftain Canada provides management services as required to enable the Company to carry on its business.

Chieftain Canada has unconditionally guaranteed certain obligations of the Company with respect to the Preferred Shares. The Preferred Shares are redeemable, at the option of the Company, at $25.8056 per share during 1998, declining to $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends. Each Preferred Share has a liquidation preference of $25.00 and is convertible at any time into 1.25 common shares of Chieftain Canada at the option of the holder. Reference is made to Exhibits 4(a), "Form of Certificate of Designation of Preferred Stock of Funding Corp.", and 4(b), "Form of Subordinated Guarantee Agreement of Chieftain International, Inc.".


                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

The following is a listing of the financial statements which are included in this Form 10-K report.

FINANCIAL STATEMENTS

Reference is made to the list of financial statements on page 6 of this report.

EXHIBITS

Reference is made to the Index to Exhibits on page 17 of this report.

REPORTS ON FORM 8-K

The registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

AUDITORS' REPORT

To the Shareholders of
Chieftain International Funding Corp.

We have audited the balance sheets of Chieftain International Funding Corp. as at December 31, 1997 and 1996 and the statements of income and retained earnings and changes in financial position for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three-year period ended December 31, 1997 in accordance with generally accepted accounting principles.

PRICE WATERHOUSE
Chartered Accountants

Edmonton, Alberta
February 4, 1998

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

December 31,                                                                    1997              1996
                                                                            -----------       -----------
(U.S. $)

ASSETS

Current assets:
  Cash                                                                      $    45,351       $    80,857
  Due from affiliated companies                                               3,879,982         3,029,427
                                                                            -----------       -----------
                                                                              3,925,333         3,110,284
Investment in preferred shares of Chieftain International (U.S.) Inc.
  at cost (Note 2)                                                           78,500,000        78,500,000
                                                                            -----------       -----------
                                                                            $82,425,333       $81,610,284
                                                                            ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued                                              $     5,776       $     4,100

Preferred shares issued (Note 3)                                             63,402,903        63,402,903

Common shareholder's equity:
  Share capital (Note 4)
    Authorized
      10,000,000 common shares, par value $0.01 each
    Issued
      200,000 common shares                                                       2,000             2,000
Additional paid in capital                                                   14,998,000        14,998,000
Retained earnings                                                             4,016,654         3,203,281
                                                                            -----------       -----------
                                                                             19,016,654        18,203,281
                                                                            -----------       -----------
                                                                            $82,425,333       $81,610,284
                                                                            ===========       ===========

APPROVED BY THE BOARD

/s/ S.A. Milner             Director

/S/ L.G. Munin              Director

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS

Year ended December 31,                                                1997               1996               1995
                                                                   -----------        -----------        -----------
(U.S. $)
Revenue
  Dividends                                                        $ 5,691,250        $ 5,691,250        $ 5,691,250
  Interest                                                             175,599            134,272            100,690
                                                                   -----------        -----------        -----------
                                                                     5,866,849          5,825,522          5,791,940

General and administrative expenses                                     76,553             46,081             44,260
                                                                   -----------        -----------        -----------
Income before income taxes and dividends on preferred shares         5,790,296          5,779,441          5,747,680

Income taxes (Note 5)                                                   34,779             31,600               --
                                                                   -----------        -----------        -----------
Income before dividends on preferred shares                          5,755,517          5,747,841          5,747,680

Dividends on preferred shares                                       (4,942,144)        (4,942,144)        (4,942,144)
                                                                   -----------        -----------        -----------
Net income applicable to common shares                                 813,373            805,697            805,536

Retained earnings, beginning of period                               3,203,281          2,397,584          1,592,048
                                                                   -----------        -----------        -----------
Retained earnings, end of period                                   $ 4,016,654        $ 3,203,281        $ 2,397,584
                                                                   ===========        ===========        ===========
Net income per common share                                        $      4.07        $      4.03        $      4.03
                                                                   ===========        ===========        ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN FINANCIAL POSITION

Year ended December 31,                           1997               1996               1995
                                               ---------        -----------        -----------
(U.S. $)
Operating activities:
  Net income applicable to common shares       $ 813,373        $   805,697        $   805,536
  Change in non-cash working capital
    Dividend receivable                             --            1,422,813         (1,422,813)
    Current liabilities                            1,676         (1,235,511)         1,234,511
                                               ---------        -----------        -----------
                                                 815,049            992,999            617,234
Investing activities:
  Advances to affiliated companies              (850,555)        (1,008,390)          (563,638)
                                               ---------        -----------        -----------
Change in cash                                   (35,506)           (15,391)            53,596

Cash, beginning of year                           80,857             96,248             42,652
                                               ---------        -----------        -----------
Cash, end of year                              $  45,351        $    80,857        $    96,248
                                               =========        ===========        ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 1997, 1996 and 1995

Chieftain International Funding Corp. ("Funding Corp."), a special purpose subsidiary of Chieftain International (U.S.) Inc., was formed in 1992 for the primary purpose of financing the U.S. business operations of its parent. Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc. The financial statements are expressed in U.S. currency since the assets and operations of Funding Corp. are denominated in U.S. dollars.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING POLICIES

The financial statements of Funding Corp. are prepared in conformity with Canadian generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates. Material differences between Canadian and U.S. accounting principles which affect Funding Corp. are specifically referred to in these Notes to Financial Statements.

FINANCIAL ASSETS AND LIABILITIES

Funding Corp.'s financial instruments that are included in the Balance Sheet are comprised of cash, intercompany receivables, all current liabilities and preferred shares issued, the fair values of which, other than the preferred shares issued (see Note 3), approximate their carrying amounts due to their short-term or demand nature.

INCOME TAXES

Funding Corp. and its parent company file corporate income tax returns on a consolidated basis. As a result, income taxes payable have been offset by the parent company's tax losses and are reflected in the amount due from the parent company.

Funding Corp. follows the tax allocation method of accounting for the tax effect of all timing differences between taxable income and accounting income.

U.S. accounting principles require corporations to account for deferred income taxes using the liability method. The effect on Funding Corp. of the application of such method is not material.

2. INVESTMENT IN PREFERRED SHARES OF PARENT

On November 6, 1992, Funding Corp. purchased 2,840,000 $1.8125 Redeemable Class B Preferred Shares at $25.00 per share of Chieftain International (U.S.) Inc., its parent company. Subsequent to that date, FundingCorp. purchased an additional 300,000 of such shares to hold a total of 3,140,000 shares. The shares pay quarterly dividends at the annual rate of $1.8125 per share. The shares are redeemable at the option of the parent company at $25.8056 during 1998 declining to $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends.

3. PREFERRED SHARES

The Articles of Funding Corp. authorize the issue of a maximum of 10,000,000 preferred shares with a par value $1.00 each.

On November 6, 1992, Funding Corp. sold 2,400,000 shares of $1.8125 convertible redeemable preferred stock at $25.00 per share through an underwritten public offering in the United States. On December 2, 1992, Funding Corp. sold an additional 326,700 preferred shares pursuant to an over-allotment option granted to the underwriters, resulting in a total issuance of 2,726,700 shares. Proceeds of the issuance of preferred shares, net of offering costs of $4.7 million, were $63.4 million. The preferred shares are redeemable, at the option of Funding Corp., at $25.8056 per share during 1998, declining to $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends. Each preferred share has a liquidation preference of $25.00 and is convertible at any time at the option of the holder into 1.25 common shares of Chieftain International, Inc. (the ultimate parent company). Chieftain International, Inc. has guaranteed dividend, conversion and redemption obligations of Funding Corp. with respect to the preferred shares.

Canadian generally accepted accounting principles require the disclosure of the fair value of a financial instrument of this nature and define the fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value of Funding Corp.'s preferred shares at December 31, 1997 is $72,427,969 (1996 - $88,617,750) which is the market value of the securities into which these shares are convertible.

4. SHARE CAPITAL

On August 28, 1992, Funding Corp. issued 100,000 common shares, par value $0.01 each, for net cash proceeds of $1,000 and, on November 5, 1992 issued 100,000 common shares, par value $0.01 each, to its parent for net cash proceeds of $14,999,000.

5. INCOME TAXES

The actual tax rate differed from the expected tax rate for the following reason:

Year ended December 31,                                              1997          1996          1995
                                                                     ----          ----          ----

Expected percentage                                                  35.5%         35.8%         35.5%
Deduct the effect of dividends from the parent received by
     the company on a "tax-free" basis                               34.9          35.3          35.5
                                                                     ----          ----          ----
Actual percentage of income tax expense on pre-tax income             0.6%          0.5%          0.0%
                                                                     ====          ====          ====

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

CHIEFTAIN INTERNATIONAL FUNDING CORP.

by:   /s/ STANLEY A. MILNER            by:      /s/ EDWARD L. HAHN
      -------------------------                 ------------------------
      Stanley A. Milner, A.O.E., LL.D.          Edward L. Hahn
      President and                             Senior Vice President, Finance and Treasurer
      Chief Executive Officer                   and Chief Financial Officer

Dated:  March 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ D.E. MITCHELL                Director                                           March 20, 1998
--------------------------
D.E. Mitchell O.C

/s/ S.A. MILNER                  President, Chief Executive Officer and             March 20, 1998
--------------------------       Director
S.A. Milner, A.O.E., LL.D

/s/ S.C. HURLEY                  Director                                           March 20, 1998
--------------------------
S.C. Hurley

/s/ H.J. KELLY                   Director                                           March 20, 1998
--------------------------
H.J. Kelly

/s/ J.E. MAYBIN                  Director                                           March 20, 1998
--------------------------
J.E. Maybin

/s/ L.G. MUNIN                   Director                                           March 20, 1998
--------------------------
L.G. Munin

/s/ E.S. ONDRACK                 Director                                           March 20, 1998
--------------------------
E.S. Ondrack

/s/ S.T. PEELER                  Director                                           March 20, 1998
--------------------------
S.T. Peeler

/s/ E.L. HAHN                    Senior Vice President, Finance and Treasurer       March 20, 1998
--------------------------       and Chief Financial Officer
E.L. Hahn

/s/ R.J. STEFURE                 Controller and Chief Accounting Officer            March 20, 1998
--------------------------
R.J. Stefure

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          EXHIBIT
---------       -------

  **  3(e)      Articles of Incorporation of Funding Corp.
  **  3(f)      Amended Articles of Incorporation of Funding Corp.
  **  3(g)      Bylaws of Funding Corp.
  **  4(a)      Form of Certificate of Designation of Preferred Stock of Funding
                  Corp.
  **  4(b)      Form of Subordinated Guarantee Agreement of Chieftain
                  International, Inc.
**** 24         Consent of Price Waterhouse.
     27         Financial Data Schedule.
**** 28         Form 10-K of Chieftain International, Inc. for the year ended
                December 31, 1997.

  ** Previously filed as an exhibit to the Registration Statement of the registrant on Form S-1/S-3, File No. 33-51630.
****    Filed herewith.