Form 10-Q
period 1998-03-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1998-04-20
CIK 891159

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number:  33-51630

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Nevada                                98-0127391
     -------------------------------               ------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

                   ------------------------------------------

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

Yes  X      No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Title of each Class                   Date                 Number Outstanding
--------------------------          --------------            ------------------
Common Shares, no par value         April 17, 1998                  200,000

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                      INDEX


                                                                                Page No.
                                                                                --------
PART I:  FINANCIAL STATEMENTS

         Item 1. Financial Statements

         Chieftain International Funding Corp.

         Consolidated Condensed Balance Sheet -
                   March 31, 1998 and December 31, 1997                              3

         Consolidated Condensed Statement of Income and Retained Earnings -
                   Three months ended March 31, 1998 and 1997                        4

         Consolidated Condensed Statement of Changes in Financial Position -
                  Three months ended March 31, 1998 and 1997                         5

         Notes to Consolidated Condensed Financial Statements                        6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                     7

         Signatures                                                                  8

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

                                                                      MARCH 31       December 31
                                                                        1998             1997
                                                                    ------------     ------------
(U.S.$)
ASSETS

Current assets:
     Cash                                                           $    194,378     $     45,351
     Due from affiliated companies                                     3,867,653        3,879,982
                                                                    ------------     ------------
                                                                       4,062,031        3,925,333
     Investment in preferred shares of Chieftain International
     (U.S.) Inc. at cost                                              78,500,000       78,500,000
                                                                    ------------     ------------
                                                                    $ 82,562,031     $ 82,425,333
                                                                    ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued                                   $         --     $      5,776

Preferred shares issued (Note 2)                                      63,402,903       63,402,903

Common shareholder's equity:
     Share capital
       Authorized
        10,000,000 common shares, par value $0.01 each
       Issued
        200,000 common shares                                              2,000            2,000
     Additional paid in capital                                       14,998,000       14,998,000
     Retained earnings                                                 4,159,128        4,016,654
                                                                    ------------     ------------
                                                                      19,159,128       19,016,654
                                                                    ------------     ------------
                                                                    $ 82,562,031     $ 82,425,333
                                                                    ============     ============

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS

                                                           Three months ended
                                                                March 31
                                                     -------------------------------
                                                         1998               1997
                                                     ------------       ------------
(U.S.$)
Revenue:
     Dividends                                        $ 1,422,813        $ 1,422,813
     Interest                                              48,805             39,652
                                                      -----------        -----------
                                                        1,471,618          1,462,465
Expense:
     General and administrative                           117,608             16,658
                                                      -----------        -----------
Income before income taxes and
  dividends on preferred shares                         1,354,010          1,445,807
Income tax expense (recovery) - (Note 3)                  (24,000)             8,278
                                                      -----------        -----------
Net income before dividends on preferred shares         1,378,010          1,437,529

Dividends on preferred shares                          (1,235,536)        (1,235,536)
                                                      -----------        -----------
Net income applicable to common shares                    142,474            201,993
Retained earnings, beginning of period                  4,016,654          3,203,281
                                                      -----------        -----------
Retained earnings, end of period                      $ 4,159,128        $ 3,405,274
                                                      ===========        ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN FINANCIAL POSITION

                                                        Three months ended
                                                             March 31
                                                    ---------------------------
                                                       1998             1997
                                                    ----------       ----------
(U.S.$)
Operating activities:
     Net income applicable to common shares          $142,474         $ 201,993
     Changes in non-cash working capital -
         Current liabilities                           (5,776)           (4,100)
                                                     --------         ---------
                                                      136,698           197,893
Investing activities:
     Advances from (to) affiliated companies           12,329          (191,735)
                                                     --------         ---------
Change in cash                                        149,027             6,158

Beginning cash                                         45,351            80,857
                                                     --------         ---------
Ending cash                                          $194,378         $  87,015
                                                     ========         =========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at March 31, 1998 and December 31, 1997 and the results of operations and changes in financial position for the three months ended March 31, 1998 and 1997.

     The results of operations and changes in financial position for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Analysis of Operating Results - Three months ended March 31, 1998 and 1997

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $1,422,813 for each of the first three months of 1998 and 1997.

Interest earned on short-term notes for the first three months of 1998 was $48,805, a 23% increase from the amount earned in the comparable 1997 period. Such increase resulted from a 5% decrease in average investment yield and a 29% increase in the average amount invested compared to the 1997 first three months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations decreased to $136,698 for the first three months of 1998 compared with $197,893 for the 1997 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at March 31, 1998 and 1997 were $194,378 and $87,015, respectively.

Information Regarding Forward Looking Financial Statements

This 10-Q contains forward-looking statements that are subject to risk factors associated with the company's business. The Company believes that the expectations reflected in these statements are reasonable, but may be affected by a variety of variables affecting the company's business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chieftain International Funding Corp.
            (Registrant)


/s/ E. L. Hahn
--------------------------------------------
Senior Vice President, Finance and Treasurer
(Principal Financial Officer)

Dated:  April 17, 1998