Form 10-Q
period 1998-06-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1998-08-14
CIK 891159

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number:  33-51630

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
             (Exact name of registrant as specified in its charter)



                      Nevada                                              98-0127391
--------------------------------------------------------------  --------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

                   __________________________________________


Registrants' telephone number, including area code:  (403) 425-1950

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

Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



    Title of each Class                Date          Number Outstanding
---------------------------     -----------------    ------------------
Common Shares, no par value      August 12, 1998           200,000

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                     INDEX


                                                                        Page No.

PART I: FINANCIAL STATEMENTS

        Item 1.   Financial Statements

        Chieftain International Funding Corp.

        Consolidated Condensed Balance Sheet -
            June 30, 1998 and December 31, 1997                               3

        Consolidated Condensed Statement of Income and Retained Earnings -
            Six months ended June 30, 1998 and 1997 and
            Three months ended June 30, 1998 and 1997                         4

        Consolidated Condensed Statement of Changes in Financial Position -
            Six months ended June 30, 1998 and 1997                           5

        Notes to Consolidated Condensed Financial Statements                  6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               7

        Signatures                                                            8

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET


                                                                      JUNE 30        December 31
                                                                        1998             1997
-------------------------------------------------------------------------------------------------
(U.S.$)

ASSETS

Current assets:
        Cash                                                      $      99,507    $       45,351
        Due from affiliated companies                                 4,173,167         3,879,982
                                                                  -------------------------------
                                                                      4,272,674         3,925,333

Investment in preferred shares of Chieftain International
        (U.S.) Inc. at cost                                          78,500,000        78,500,000
                                                                  -------------------------------
                                                                  $  82,772,674    $   82,425,333
                                                                  ===============================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued                              $      -         $        5,776



Preferred shares issued (Note 2)                                     63,402,903        63,402,903

Common shareholder's equity:
    Share capital
     Authorized
      10,000,000 common shares, par value $0.01 each
     Issued
      200,000 common shares                                               2,000             2,000
     Additional paid in capital                                      14,998,000        14,998,000
     Retained earnings                                                4,369,771         4,016,654
                                                                  -------------------------------
                                                                     19,369,771        19,016,654
                                                                  -------------------------------
                                                                  $  82,772,674    $   82,425,333
                                                                  ===============================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS



                                                  Six months ended June 30                  Three months ended June 30
                                                  1998                 1997                   1998               1997
--------------------------------------------------------------------------------------------------------------------------
(U.S.$)

Revenue:
   Dividends                                 $    2,845,625       $    2,845,625        $    1,422,812       $   1,422,812
   Interest                                          98,904               82,362                50,099              42,710
                                             -----------------------------------------------------------------------------
                                                  2,944,529            2,927,987             1,472,911           1,465,522
Expense:
   General and administrative                       132,340               30,413                14,732              13,755
                                             -----------------------------------------------------------------------------

Income before income taxes and
   dividends on preferred shares                  2,812,189            2,897,574             1,458,179           1,451,767
Income tax (recovery)  - (Note 3)                  (12,000)               18,702                12,000              10,424
                                             -----------------------------------------------------------------------------

Net income before dividends on
   preferred shares                               2,824,189            2,878,872             1,446,179           1,441,343

Dividends on preferred shares                   (2,471,072)          (2,471,072)           (1,235,536)         (1,235,536)
                                             -----------------------------------------------------------------------------

Net income applicable to
   common shares for the period                     353,117              407,800               210,643             205,807
Retained earnings,
   beginning of period                            4,016,654            3,203,281             4,159,128           3,405,274
                                             -----------------------------------------------------------------------------

Retained earnings, end of period             $    4,369,771       $    3,611,081     $       4,369,771      $    3,611,081
                                             =============================================================================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN FINANCIAL POSITION


Six months ended June 30                       1998            1997
-------------------------------------------------------------------------
(U.S.$)

Operating activities:
   Net income applicable to common shares    $    353,117    $    407,800
   Change in non-cash working capital -
      Current liabilities                         (5,776)         (4,100)
                                             ----------------------------
                                                  347,341         403,700

Investing activity:
   Advances to affiliated companies             (293,185)       (381,328)
                                             ----------------------------
Change in cash                                     54,156          22,372

Beginning cash                                     45,351          80,857
                                             ----------------------------

Ending cash                                  $     99,507    $    103,229
                                             ============================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

1. In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at June 30, 1998 and December 31, 1997 and the results of operations and changes in financial position for the six months ended June 30, 1998 and 1997.

     The results of operations and changes in financial position for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Chietain International Funding Corp., a special purpose subsidiary of Chieftain International (U.S.) Inc., was formed in 1992 for the primary purpose of financing the U.S. business operations of its parent.

Analysis of Operating Results - Six  months ended June 30, 1998 and 1997

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $2,845,625 for each of the first six months of 1998 and 1997.

Interest earned on short-term notes for the first six months of 1998 was $98,904, a 20% increase from the amount earned in the comparable 1997 period. Such increase resulted from a 5% decrease in average investment yield and a 23% increase in the average amount invested compared to the 1997 first six months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations decreased to $347,341 for the first six months of 1998 compared with $403,700 for the 1997 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at June 30, 1998 and 1997 were $99,507 and $103,229, respectively.

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

Chieftain International Funding Corp.
-------------------------------------
         (Registrant)



/s/ E. L. Hahn
------------------------------------------------
Senior Vice President, Finance and Treasurer
(Principal Financial Officer)

Dated:  August 12, 1998