Form 10-Q
period 1998-09-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1998-11-10
CIK 891159

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ____________

Commission file number:  33-51630

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
             (Exact name of registrant as specified in its charter)

            Nevada                                              98-0127391
---------------------------------                           -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

Registrant's telephone number, including area code:      (403) 425-1950

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

Yes     [X]     No     [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Title of each Class                      Date                  Number Outstanding
    ---------------------------           ----------------           ------------------
    Common Shares, no par value           November 2, 1998                200,000

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                      INDEX

                                                                                        Page No.
Item 1. Financial Statements

        Consolidated Condensed Balance Sheet -
                 September 30, 1998 and December 31, 1997                                 3

        Consolidated Condensed Statement of Income and Retained Earnings -
                 Nine months ended September 30, 1998 and 1997 and
                    Three months ended September 30, 1998 and 1997                        4

        Consolidated Condensed Statement of Changes in Financial Position -
                 Nine months ended September 30, 1998 and 1997                            5

        Notes to Consolidated Condensed Financial Statements                              6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                                     7

Signatures                                                                                8

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

                                                              SEPTEMBER 30     December 31
                                                                 1998             1997
------------------------------------------------------------------------------------------
(U.S.$)
(unaudited)

ASSETS

Current assets:
    Cash                                                      $    93,657     $    45,351
    Due from affiliated companies                               4,386,164       3,879,982
                                                              ---------------------------
                                                                4,479,821       3,925,333

Investment in preferred shares of Chieftain International
    (U.S.) Inc. at cost                                        78,500,000      78,500,000
                                                              ---------------------------

                                                              $82,979,821     $82,425,333
                                                              ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued                              $        --     $     5,776

Preferred shares issued (Note 2)                               63,402,903      63,402,903

Common shareholder's equity:
    Share capital
      Authorized
       10,000,000 common shares, par value $0.01 each
      Issued
       200,000 common shares                                        2,000           2,000
    Additional paid in capital                                 14,998,000      14,998,000
    Retained earnings                                           4,576,918       4,016,654
                                                              ---------------------------
                                                               19,576,918      19,016,654
                                                              ---------------------------

                                                              $82,979,821     $82,425,333
                                                              ===========================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS

                                                Nine months                      Three months
PERIOD ENDED SEPTEMBER 30                  1998             1997             1998             1997
-----------------------------------------------------------------------------------------------------
 (U.S.$)
 (unaudited)

 Revenue:
     Dividends                         $ 4,268,438      $ 4,268,438      $ 1,422,813      $ 1,422,813
     Interest                              153,069          130,369           54,165           48,007
                                       --------------------------------------------------------------

                                         4,421,507        4,398,807        1,476,978        1,470,820
 Expense:
     General and administrative            155,635           39,363           23,295            8,950
                                       --------------------------------------------------------------

 Income before income taxes and
     dividends on preferred shares       4,265,872        4,359,444        1,453,683        1,461,870
 Income tax (recovery)  - (Note 3)          (1,000)          32,762           11,000           14,060
                                       --------------------------------------------------------------

 Net income before dividends on
     preferred shares                    4,266,872        4,326,682        1,442,683        1,447,810

 Dividends on preferred shares          (3,706,608)      (3,706,608)      (1,235,536)      (1,235,536)
                                       --------------------------------------------------------------

 Net income applicable to
     common shares for the period          560,264          620,074          207,147          212,274
 Retained earnings,
     beginning of period                 4,016,654        3,203,281        4,369,771        3,611,081
                                       --------------------------------------------------------------

 Retained earnings, end of period      $ 4,576,918      $ 3,823,355      $ 4,576,918      $ 3,823,355
                                       ==============================================================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN FINANCIAL POSITION

NINE MONTHS ENDED SEPTEMBER 30                          1998            1997
-------------------------------------------------------------------------------
(U.S.$)
(unaudited)

Operating activities:
    Net income applicable to common shares            $ 560,264       $ 620,074
    Change in non-cash working capital -
       Current liabilities                               (5,776)         (4,100)
                                                      -------------------------

                                                        554,488         615,974
Investing activity:
    Advances to affiliated companies                   (506,182)       (567,273)
                                                      -------------------------

Change in cash                                           48,306          48,701
Beginning cash                                           45,351          80,857
                                                      -------------------------

Ending cash                                           $  93,657       $ 129,558
                                                      =========================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation:

    In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at September 30, 1998 and December 31, 1997 and the results of operations and changes in financial position for the nine months ended September 30, 1998 and 1997.

    The results of operations and changes in financial position for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

To be read in conjunction with the accompanying consolidated condensed financial statements.

Chieftain International Funding Corp., a special purpose subsidiary of Chieftain International (U.S.) Inc., was formed in 1992 for the primary purpose of financing the U.S. business operations of its parent.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 and 1997

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $4,268,438 for each of the first nine months of 1998 and 1997.

Interest earned on short-term notes for the first nine months of 1998 was $153,069, a 17% increase from the amount earned in the comparable 1997 period. Such increase resulted from a 6% decrease in average investment yield and a 22% increase in the average amount invested compared to the 1997 first nine months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

CAPITAL RESOURCES AND LIQUIDITY

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations decreased to $554,488 for the first nine months of 1998 compared with $615,974 for the 1997 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at September 30, 1998 and 1997 were $93,657 and $129,558, respectively.

YEAR 2000 DISCLOSURE

All internal computer related services are performed by Chieftain International, Inc., the ultimate parent of the Company, which has informed us that it is confident that such services should continue to be provided after Year 2000 subject to further assurances sought from third parties. The Company's assessment of third parties' readiness is in process and expected to be complete by June 30, 1999. The Company is confident that any Year 2000 related computer problems are not likely to result in any material loss of revenue. Related costs are not expected to be material.

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

Dated:  November 2, 1998