Form 10-K405
period 1998-12-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1999-03-30
CIK 891159

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Commission File number 33-51630:

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
             (Exact name of registrant as specified in its charter)

          NEVADA                                      98-0127391
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

   1201 TD TOWER, 10088 - 102 AVENUE,                 T5J 2Z1
       EDMONTON, ALBERTA, CANADA                   (Postal code)
       (Address of Registrant's
     principal executive offices)

Registrant's telephone number, including area code: (780) 425-1950

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                              Name of each exchange on which registered

$1.8125 Convertible Redeemable Preferred Stock                   American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

This report contains forward-looking statements that are subject to risk factors associated with the oil and gas business. The Company believes that the expectations reflected in these statements are reasonable, but may be affected by a variety of factors including, but not limited to: price fluctuations, currency fluctuations, drilling and production results, imprecision of reserve estimates, loss of market, industry competition, environmental risks, political risks and capital restrictions.

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
                          1998 FORM 10-K ANNUAL REPORT

                                Table of Contents
                                     PART I

                                                                                                      Page
     Item 1.  Business .........................................................................       3
              Employees ........................................................................       3
     Item 2.  Properties .......................................................................       3
     Item 3.  Legal Proceedings ................................................................       3
     Item 4.  Submission of Matters to a Vote of Security Holders ..............................       3

                                    PART II

     Item 5.  Market for the Registrant's Securities and Related Stockholder Matters ...........       4
     Item 6.  Selected Financial Data ..........................................................       5
     Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations ..........................................................       5
     Item 8.  Financial Statements and Supplementary Data ......................................       6
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure ...........................................................       6

                                    PART III

     Item 10. Directors and Executive Officers .................................................       6
     Item 11. Executive Compensation ...........................................................       8
     Item 12. Security Ownership of Certain Beneficial Owners and Management ...................       8
     Item 13. Certain Relationships and Related Transactions ...................................       8

                                    PART IV

     Item 14. Exhibits and Reports on Form 8-K .................................................       9

Signatures .....................................................................................      16

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

Funding Corp. commenced operations on November 6, 1992 with the initial public offering of 2,400,000 $1.8125 Convertible Redeemable Preferred Shares ("Preferred Shares"). An additional 326,700 Preferred Shares were issued pursuant to the underwriter's exercise of an over-allotment option. Proceeds of the issuance of Preferred Shares, net of offering costs of $4.7 million, were $63.4 million. The Preferred Shares are redeemable at the option of the Company at $25.6042 per share during 1999 declining to $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends. Each preferred share is convertible at any time at the option of the holder into 1.25 common shares of Chieftain International, Inc. (the ultimate parent company). Dividends on the Preferred Shares are paid quarterly at the annual rate of $1.8125 per share.

On November 6, 1992, Funding Corp. purchased 2,840,000 $1.8125 Redeemable Class B Preferred Shares of Chieftain U.S., its parent company, at $25.00 per share, and subsequently purchased an additional 300,000 of such shares to hold a total of 3,140,000 such shares. Funding Corp. receives quarterly dividends on such shares at the annual rate of $1.8125 per share. The shares are redeemable at the option of the issuer at $25.6042 per share during 1999 declining to $25.00 after December 31, 2001.

Since December 31, 1992, Funding Corp. has, from time to time, purchased short-term notes, payable by Chieftain U.S., with funds in excess of working capital requirements. Such notes bear interest at competitive money market rates.

Chieftain U.S. is engaged in the acquisition of gas and oil reserves through purchase and through exploration and development and in gas and oil production and sales in the United States. Its principal properties are located in the US federal waters of the Gulf of Mexico and onshore in southeast Utah and Louisiana. Reference is made to the information describing United States properties and operations in the Form 10-K Annual Report of Chieftain International, Inc. for the year ended December 31, 1998, which is attached as
Exhibit 28 hereto. Chieftain International, Inc. has guaranteed dividend, conversion and redemption obligations of Funding Corp. with respect to the Preferred Shares.

EMPLOYEES

At December 31, 1998, Funding Corp. had no employees. Management services are provided by Chieftain International, Inc.

ITEM 2. PROPERTIES

Funding Corp. owns no physical properties. Its assets consist of investments in and advances to Chieftain U.S., its parent company.

ITEM 3. LEGAL PROCEEDINGS

Funding Corp. is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1998.

                                       PART II

Item 5. Market for the Registrant's Securities and Related Stockholder Matters

The high and low prices of the Chieftain International Funding Corp. $1.8125 Convertible Redeemable Preferred Shares (the "Preferred Shares") during each quarter since December 31, 1996 are shown below.

Price History of Chieftain International Funding Corp. $1.8125
Convertible Redeemable Preferred Shares on the American Stock Exchange

                             High          Low
                             ----          ---
                                 (US dollars)
1997
   First quarter ........ $   32.50    $   27.13
   Second quarter .......     30.88        26.88
   Third quarter ........     34.50        29.50
   Fourth quarter .......     35.00        28.00

1998
   First quarter ........     32.00        26.75
   Second quarter .......     32.50        27.75
   Third quarter ........     30.87        22.75
   Fourth quarter .......     28.88        23.00

1999
   January ..............     25.25        22.13
   February .............     23.25        20.38
   March 1 to March 10 ..     21.62        20.25

All of the Company's issued common shares are owned by its parent, Chieftain International (U.S.) Inc. The Preferred Shares were held by 51 shareholders of record on December 31, 1998.

The Company has made timely payment of quarterly dividends on the Preferred Shares, amounting to $0.453125 per share, for each quarter since the shares were issued in 1992.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for each of the five years in the period ended December 31, 1998 has been derived from the financial statements of Funding Corp. and should be read in conjunction with such financial statements and the related notes.


                      Chieftain International Funding Corp.

YEAR ENDED DECEMBER 31,                           1998       1997        1996        1995         1994
-----------------------                           ----       ----        ----        ----         ----
                                                   (in thousands except shares and per share amounts)
INCOME STATEMENT DATA:
Revenue ...................................    $  5,897    $  5,867    $  5,826    $  5,792    $  5,736
General and administrative expenses .......         176          77          46          44          44
Income before dividends on preferred shares       5,710       5,755       5,748       5,748       5,692
Dividends on preferred shares .............       4,942       4,942       4,942       4,942       4,942
Net income applicable to common shares ....         768         813         806         806         750
Net income per common share ...............        3.84        4.07        4.03        4.03        3.75
Number of common shares outstanding .......     200,000     200,000     200,000     200,000     200,000

OTHER DATA:
Cash provided from operating activities ...    $    768    $    815    $    993    $    617    $    748

BALANCE SHEET DATA (at end of period):
Working capital ...........................    $  4,687    $  3,920    $  3,106    $  2,300    $  1,494
Total assets ..............................    $ 83,194    $ 82,425    $ 81,610    $ 82,040    $ 80,000
Preferred shares issued ...................    $ 63,403    $ 63,403    $ 63,403    $ 63,403    $ 63,403
Common shareholder's equity ...............    $ 19,785    $ 19,017    $ 18,203    $ 17,398    $ 16,592



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funding Corp., a special purpose subsidiary of Chieftain International (U.S.) Inc., was formed in 1992 for the primary purpose of financing the US business operations of its parent.

ANALYSIS OF OPERATING RESULTS

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $5,691,250 in each of the years 1998, 1997 and 1996. In addition to such dividend income, interest of $205,865, $175,599 and $134,272 in 1998, 1997 and
1996, respectively, was earned on short-term investments.

Dividend income is expected to remain the same for 1999 while interest income is expected to increase, assuming stable interest rates, reflecting the larger amount of short-term investments held.

Dividends in the amount of $4,942,144 were paid in 1998, unchanged from 1997 and 1996.

CAPITAL RESOURCES AND LIQUIDITY

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations decreased to $768,418 in 1998 compared with $815,049 in 1997 and $992,999 in 1996. Most of these funds were invested in short-term notes issued and payable by the parent company. Cash balances at December 31, 1998 and 1997 were $121,495 and $45,351 respectively.

YEAR 2000 DISCLOSURE

All internal computer related services are performed by Chieftain International, Inc., the ultimate parent of the Company, which has informed us that at this time it is confident that such services should continue to be provided after Year 2000 subject to further assurances sought from third parties. The Company's assessment of third parties' readiness is in process and expected to be completed by June 30, 1999. The Company is confident that any Year 2000 related computer problems are not likely to result in any material loss of revenue. Related costs are not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Chieftain International Funding Corp. are included in Part IV of this report.

     Auditors' Report

     Balance Sheet as at December 31, 1998 and 1997

     Statement of Income and Retained Earnings for the years ended December 31, 1998, 1997 and 1996

     Statement of Changes in Financial Position for the years ended December 31, 1998, 1997 and 1996

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

                                                                 Shares Beneficially Owned and Percent of Class (1)
                                                                               as at February 26,1999
                                                                 --------------------------------------------------
                                                                   Common Shares                    Preferred Shares
                                                                         of                                of
                                                             Chieftain International,Inc.          Chieftain Funding (2)
                                                             ----------------------------          ---------------------
STEPHEN C. HURLEY, 49, Director.
Senior Vice President and Chief Operating Officer of
Chieftain International, Inc.                                    86,323(3)            --                  --           --

HUGH J. KELLY, 73, Director.
Corporate Director and
Energy Consultant.(4)                                            32,666(5)            --              10,000           --

JOHN E. MAYBIN, 74, Director.
Corporate Director.                                              32,666(6)            --                  --           --

STANLEY A. MILNER, A.O.E., LL.D., 70, Director.
President and Chief Executive Officer of
Chieftain International, Inc.(7)                                690,868(8)           5.1%             39,000          1.4%

DAVID E. MITCHELL, O.C., 72,
Chairman of the Board.
Chairman of Alberta Energy Company Ltd.(9)                       41,666(5)            --                  --           --

LOUIS G. MUNIN, 65, Director.
Corporate Director and
Financial Consultant (10)                                        35,666(5)            --               2,000           --

ESTHER S. ONDRACK, 58, Director.
Senior Vice President and Secretary of
Chieftain International, Inc.                                   109,703(11)           --                  --           --

STUART T. PEELER, 69, Director.
Corporate Director and
Petroleum Industry Consultant.(12)                               14,466(13)           --              30,000          1.1%

DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP                                           1,197,806(14)          8.4%             81,000          3.0%

     (1)  Percentages of less than one are omitted.
     (2) Each $1.8125 Convertible Redeemable Preferred Share of Chieftain International Funding Corp.is convertible into 1.25 common shares of Chieftain International, Inc.
     (3) Includes options, exercisable within 60 days, to purchase 83,333 shares.
     (4) H.J. Kelly is a director of Gulf Island Fabrication Inc. and Tidewater Inc.
     (5) Includes options, exercisable within 60 days, to purchase 31,666 shares.
     (6) Includes options, exercisable within 60 days, to purchase 31,166 shares.
     (7) S.A. Milner is a director of Alberta Energy Company Ltd. and Canadian Pacific Limited.
     (8) Includes options, exercisable within 60 days, to purchase 143,333 shares.
     (9) D.E. Mitchell is a director of Alberta Energy Company Ltd. and Air Canada.
     (10) L.G. Munin is a director of Lafarge Canada Inc.and Walden Residential Properties, Inc.
     (11) Includes options, exercisable within 60 days, to purchase 87,500 shares.
     (12) S.T. Peeler is a director of Homestake Mining Company.
     (13) Options exercisable within 60 days.
     (14) Includes options, exercisable within 60 days, to purchase 558,961 shares.

EXECUTIVE OFFICERS

The following table lists the name and age of each Executive Officer and all positions and offices with the Company held by each such person. The officers are appointed each year at the directors' meeting immediately following the annual meeting of the shareholder. The next such meeting will be held on May 13, 1999.



NAME                      AGE        POSITION/OFFICE
----                      ---        ---------------
S.A.Milner                70         Director, President and Chief Executive Officer
S.C.Hurley                49         Director, Senior Vice President and Chief Operating Officer
E.L.Hahn                  61         Senior Vice President, Finance and Treasurer
E.S.Ondrack               58         Director, Senior Vice President and Secretary
S.J.Milner                41         Vice President, Drilling and Production
R.J.Stefure               51         Vice President and Controller


With the following exceptions all of the officers have held positions as officers of the Company since its incorporation in 1992 and each officer presently holds and has held for more than five years positions as officers of Chieftain International, Inc. and Chieftain International (U.S.) Inc., the former, in each case, being his or her principal occupation. S.C. Hurley joined Chieftain in September, 1995 prior to which time he was the Vice President Exploration of a US based integrated oil company. S.J. Milner and R.J. Stefure were appointed officers of the Company in June, 1995 and prior thereto held management positions with the Company and its immediate and ultimate parents.

There are no family relationships among the executive officers and directors except between S.A. Milner and D.E. Mitchell who are first cousins and between S.A. Milner and S.J. Milner who are father and son.

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
1201 TD Tower, 10088 - 102 Avenue
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of an informal understanding between the Company and Chieftain International, Inc. ("Chieftain Canada"), Chieftain Canada provides management services as required to enable the Company to carry on its business.

Chieftain Canada has unconditionally guaranteed certain obligations of the Company with respect to the Preferred Shares. The Preferred Shares are redeemable, at the option of the Company, at $25.6042 per share during 1999, declining to $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends. Each Preferred Share has a liquidation preference of $25.00 and is convertible at any time into 1.25 common shares of Chieftain Canada at the option of the holder. Reference is made to Exhibits 4(a), "Form of Certificate of Designation of Preferred Stock of Funding Corp.", and 4(b), "Form of Subordinated Guarantee Agreement of Chieftain International, Inc.".

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

The following is a listing of the financial statements which are included in this Form 10-K report.

FINANCIAL STATEMENTS

Reference is made to the list of financial statements on page 6 of this report.

EXHIBITS

Reference is made to the Index to Exhibits on page 17 of this report.

REPORTS ON FORM 8-K

The registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1998.

AUDITORS' REPORT


To the Shareholders of
Chieftain International Funding Corp.

We have audited the balance sheets of Chieftain International Funding Corp. as at December 31, 1998 and 1997 and the statements of income and retained earnings and changes in financial position for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and the changes in its financial position for each of the years in the three-year period ended December 31, 1998 in accordance with generally accepted accounting principles.

PricewaterhouseCoopers LLP
Chartered Accountants

Edmonton, Alberta
February 4, 1999

CHIEFTAIN INTERNATIONAL FUNDING CORP.
(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

December 31,                                                                       1998                 1997
------------                                                                    ----------           ----------
                                                                                            (US $)
ASSETS
Current assets:
   Cash                                                                        $   121,495          $    45,351
   Due from affiliated companies                                                 4,572,256            3,879,982
                                                                               -----------          -----------
                                                                                 4,693,751            3,925,333
Investment in preferred shares of Chieftain International (U.S.) Inc.
   at cost (Note 2)                                                             78,500,000           78,500,000
                                                                               -----------          -----------
                                                                               $83,193,751          $82,425,333
                                                                               ===========          ===========

LIABILITIES AND SHAREHOLDERS'  EQUITY

Current liabilities:
   Accounts payable and accrued                                                $     6,343          $     5,776

Preferred shares issued (Note 3)                                                63,402,903           63,402,903

Common shareholder's equity:
   Share capital (Note 4)
      Authorized
        10,000,000 common shares, par value $0.01 each
      Issued
        200,000 common shares                                                        2,000                2,000
   Additional paid in capital                                                   14,998,000           14,998,000
   Retained earnings                                                             4,784,505            4,016,654
                                                                               -----------          -----------
                                                                                19,784,505           19,016,654
                                                                               -----------          -----------

                                                                               $83,193,751          $82,425,333
                                                                               ===========          ===========

APPROVED BY THE BOARD

/s/ S. A. Milner                      Director
--------------------------------------------

/s/ L. G. Munin                       Director
--------------------------------------------

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS

Year ended December 31,                                                  1998                   1997                 1996
-----------------------                                               ----------             ----------           -----------
                                                                                                (US $)
Revenue
   Dividends                                                          $ 5,691,250           $ 5,691,250           $ 5,691,250
   Interest                                                               205,865               175,599               134,272
                                                                      -----------           -----------           -----------

                                                                        5,897,115             5,866,849             5,825,522

General and administrative expenses                                       176,120                76,553                46,081
                                                                      -----------           -----------           -----------

Income before income taxes and dividends on preferred shares            5,720,995             5,790,296             5,779,441

Income taxes (Note 5)                                                      11,000                34,779                31,600
                                                                      -----------           -----------           -----------

Income before dividends on preferred shares                             5,709,995             5,755,517             5,747,841

Dividends on preferred shares                                          (4,942,144)           (4,942,144)           (4,942,144)
                                                                      -----------           -----------           -----------

Net income applicable to common shares                                    767,851               813,373               805,697

Retained earnings, beginning of period                                  4,016,654             3,203,281             2,397,584
                                                                      -----------           -----------           -----------

Retained earnings, end of period                                      $ 4,784,505           $ 4,016,654           $ 3,203,281
                                                                      ===========           ===========           ===========

Net income per common share                                           $      3.84           $      4.07           $      4.03
                                                                      ===========           ===========           ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN FINANCIAL POSITION

Year ended December 31,                                1998                  1997                  1996
-----------------------                                ----                  ----                  ----
                                                                             (US $)
Operating activities:
   Net income applicable to common shares          $   767,851           $   813,373           $   805,697
   Change in non-cash working capital
      Dividend receivable                                   --                    --             1,422,813
      Current liabilities                                  567                 1,676            (1,235,511)
                                                   -----------           -----------           -----------
                                                       768,418               815,049               992,999
Investing activities:
   Advances to affiliated companies                   (692,274)             (850,555)           (1,008,390)
                                                   -----------           -----------           -----------

Change in cash                                          76,144               (35,506)              (15,391)

Cash, beginning of year                                 45,351                80,857                96,248
                                                   -----------           -----------           -----------

Cash, end of year                                  $   121,495           $    45,351           $    80,857
                                                   ===========           ===========           ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 1998, 1997 and 1996

Chieftain International Funding Corp. ("Funding Corp."), a special purpose subsidiary of Chieftain International (U.S.) Inc., was formed in 1992 for the primary purpose of financing the US business operations of its parent. Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc. The financial statements are expressed in US currency since the assets and operations of Funding Corp. are denominated in US dollars.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING POLICIES

The financial statements of Funding Corp. are prepared in conformity with Canadian generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates. Material differences between Canadian and US accounting principles which affect Funding Corp. are specifically referred to in these Notes to Financial Statements.

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

US accounting principles require corporations to account for deferred income taxes using the liability method. The effect on Funding Corp. of the application of such method is not material.

2. INVESTMENT IN PREFERRED SHARES OF PARENT


On November 6, 1992, Funding Corp. purchased 2,840,000 $1.8125 Redeemable Class B Preferred Shares at $25.00 per share of Chieftain International (U.S.) Inc., its parent company. Subsequent to that date, Funding Corp. purchased an additional 300,000 of such shares to hold a total of 3,140,000 shares. The shares pay quarterly dividends at the annual rate of $1.8125 per share. The shares are redeemable at the option of the parent company at $25.6042 during 1999 declining to $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends.

3. PREFERRED SHARES

The Articles of Funding Corp. authorize the issue of a maximum of 10,000,000 preferred shares with a par value $1.00 each.

On November 6, 1992, Funding Corp. sold 2,400,000 shares of $1.8125 convertible redeemable preferred stock at $25.00 per share through an underwritten public offering in the United States. On December 2, 1992, Funding Corp. sold an additional 326,700 preferred shares pursuant to an over-allotment option granted to the underwriters, resulting in a total issuance of 2,726,700 shares. Proceeds of the issuance of preferred shares, net of offering costs of $4.7 million, were $63.4 million. The preferred shares are redeemable, at the option of Funding Corp., at $25.6042 per share during 1999, declining to $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends. Each preferred share has a liquidation preference of $25.00 and is convertible at any time at the option of the holder into 1.25 common shares of Chieftain International, Inc. (the ultimate parent company). Chieftain International, Inc. has guaranteed dividend, conversion and redemption obligations of Funding Corp. with respect to the preferred shares.

Canadian generally accepted accounting principles require the disclosure of the fair value of a financial instrument of this nature and define the fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value of Funding Corp.'s preferred shares at December 31, 1998 is $65,781,638, which is the market value of these preferred shares, and $72,427,969 at December 31, 1997 which is the market value of the securities into which these shares are convertible.

4. SHARE CAPITAL

On August 28, 1992, Funding Corp. issued 100,000 common shares, par value $0.01 each, for net cash proceeds of $1,000 and, on November 5, 1992 issued 100,000 common shares, par value $0.01 each, to its parent for net cash proceeds of $14,999,000.

5. INCOME TAXES

The actual tax rate differed from the expected tax rate for the following reason:

Year ended December 31,                                               1998           1997           1996
-----------------------                                               ----           ----           ----
Expected percentage                                                   35.5%          35.5%          35.8%
Deduct the effect of dividends from the parent received by
   the company on a "tax-free" basis                                  35.3           34.9           35.3
                                                                      ----           ----           ----
Actual percentage of income tax expense on pre-tax income              0.2%           0.6%           0.5%
                                                                      ====           ====           ====


6. TRANSACTIONS WITH AFFILIATES

All dividend and interest income of Funding Corp. is received from Chieftain International (U.S.) Inc. Certain administrative services are provided to Funding Corp. by Chieftain International, Inc.

7. UNCERTAINTY DUE TO THE YEAR 2000

Chieftain International, Inc., the ultimate parent company which performs all computer related services for the Company, has advised that it has made changes to its computer systems in order that date related information can be processed correctly after December 31, 1999 and that, at this time, it believes such capability has been attained with respect to its internal systems.

Despite the above, it is not possible to be certain that all aspects of the year 2000 issue affecting the Company and Chieftain International, Inc., including those related to the provision of goods and services by third parties, will be fully resolved before the year 2000.

                                    Exhibits

   Exhibit
    Number         Exhibit
    ------         -------
   **  3 (e)       Articles of Incorporation of Funding Corp.
   **  3 (f)       Amended Articles of Incorporation of Funding Corp.
   **  3 (g)       Bylaws of Funding Corp.
   **  4 (a)       Form of Certificate of Designation of Preferred Stock of Funding Corp.
   **  4 (b)       Form of Subordinated Guarantee Agreement of Chieftain International, Inc.
 **** 24           Consent of PricewaterhouseCoopers LLP.
 **** 99           Form 10-K of Chieftain International, Inc. for the year ended December 31, 1998.

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


CHIEFTAIN INTERNATIONAL FUNDING CORP.


By: /s/ STANLEY A. MILNER                  By: /s/ EDWARD L. HAHN
   --------------------------------           ----------------------------------
Stanley A. Milner, A.O.E., LL.D.           Edward L. Hahn
President and                              Senior Vice President, Finance and
Chief Executive Officer                    Treasurer and Chief Financial Officer


Dated: March 11, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     /s/ D.E. MITCHELL             Director                                     March 11, 1999
-------------------------------
     D.E. Mitchell O.C.

      /s/ S.A. MILNER              President, Chief Executive Officer and       March 11, 1999
-------------------------------    Director
  S.A. Milner, A.O.E., LL.D.

      /s/ S.C. HURLEY              Director                                     March 11, 1999
-------------------------------
        S.C. Hurley

       /s/ H.J. KELLY              Director                                     March 11, 1999
-------------------------------
         H.J. Kelly

       /s/ J.E. MAYBIN             Director                                     March 11, 1999
-------------------------------
         J.E. Maybin

       /s/ L.G. MUNIN              Director                                     March 11, 1999
-------------------------------
         L.G. Munin

       /s/ E.S. ONDRACK            Director                                     March 11, 1999
-------------------------------
         E.S. Ondrack

       /s/ S.T. PEELER             Director                                     March 11, 1999
-------------------------------
         S.T. Peeler

        /s/ E.L. HAHN              Senior Vice President, Finance and           March 11, 1999
-------------------------------    Treasurer and Chief Financial Officer
          E.L. Hahn

        /s/ R.J. STEFURE           Vice President, Controller and               March 11, 1999
-------------------------------    Chief Accounting Officer
          R.J. Stefure

                                Index to Exhibits

   Exhibit
    Number         Exhibit
    ------         -------
   **  3 (e)       Articles of Incorporation of Funding Corp.
   **  3 (f)       Amended Articles of Incorporation of Funding Corp.
   **  3 (g)       Bylaws of Funding Corp.
   **  4 (a)       Form of Certificate of Designation of Preferred Stock of Funding Corp.
   **  4 (b)       Form of Subordinated Guarantee Agreement of Chieftain International, Inc.
 **** 24           Consent of PricewaterhouseCoopers LLP.
 **** 99           Form 10-K of Chieftain International, Inc. for the year ended December 31, 1998.

   **              Previously filed as an exhibit to the Registration Statement of the registrant on Form S-1/S-3,
                   File No. 33-51630.
 ****              Filed herewith.