Form 10-Q
period 1999-03-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1999-05-12
CIK 891159

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number:  33-51630

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                     98-0127391
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1201 TD Tower, 10088 - 102 Avenue                         T5J 2Z1
Edmonton, Alberta, Canada                          ----------------------
----------------------------------------           (Zip code/Postal code)
(Address of principal executive offices)

Registrants' telephone number, including area code:  (780) 425-1950

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

Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    Title of each Class                Date                   Number Outstanding
---------------------------      --------------               ------------------
Common Shares, no par value      April 15, 1999                     200,000

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                      INDEX


                                                                                              Page No.

PART I:  FINANCIAL STATEMENTS


         Item 1.           Financial Statements

         Chieftain International Funding Corp.

         Consolidated Condensed Balance Sheet -
                  March 31, 1999 and December 31, 1998                                           3

         Consolidated Condensed Statement of Income and Retained Earnings -
                           Three months ended March 31, 1999 and 1998                            4

         Consolidated Condensed Statement of Changes in Financial Position -
                  Three months ended March 31, 1999 and 1998                                     5

         Notes to Consolidated Condensed Financial Statements                                    6

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         7

         Signatures                                                                              8

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

                                                                   MARCH 31         December 31
                                                                     1999               1998
-----------------------------------------------------------------------------------------------
 (US$)
(unaudited)
ASSETS

Current assets:
    Cash                                                         $    43,120        $   121,495
    Due from affiliated companies                                  4,859,813          4,572,256
                                                                 ------------------------------
                                                                   4,902,933          4,693,751

Investment in preferred shares of Chieftain International
     (U.S.) Inc. at cost                                          78,500,000         78,500,000
                                                                 ------------------------------

                                                                 $83,402,933        $83,193,751
                                                                 ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued                                $     3,565        $     6,343

Preferred shares issued (Note 2)                                  63,402,903         63,402,903

Common shareholder's equity:
     Share capital
       Authorized
        10,000,000 common shares, par value $0.01 each
       Issued
        200,000 common shares                                          2,000              2,000
     Additional paid in capital                                   14,998,000         14,998,000
     Retained earnings                                             4,996,465          4,784,505
                                                                 ------------------------------
                                                                  19,996,465         19,784,505
                                                                 ------------------------------

                                                                 $83,402,933        $83,193,751
                                                                 ==============================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS




                                                             Three months ended
                                                                  March 31
                                                           1999                1998
--------------------------------------------------------------------------------------
(US$)
(unaudited)
Revenue:
     Dividends                                         $ 1,422,813         $ 1,422,813
     Interest                                               46,976              48,805
                                                       -------------------------------

                                                         1,469,789           1,471,618
Expense:
     General and administrative                              8,293             117,608
                                                       -------------------------------

Income before income taxes and
 dividends on preferred shares                           1,461,496           1,354,010
Income tax expense (recovery)  - (Note 3)                   14,000             (24,000)
                                                       -------------------------------

Net income before dividends on preferred shares          1,447,496           1,378,010

Dividends on preferred shares                           (1,235,536)         (1,235,536)
                                                       -------------------------------

Net income applicable to common shares                     211,960             142,474
Retained earnings, beginning of period                   4,784,505           4,016,654
                                                       -------------------------------

Retained earnings, end of period                       $ 4,996,465         $ 4,159,128
                                                       ===============================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN FINANCIAL POSITION

Three months ended March 31                            1999              1998
-------------------------------------------------------------------------------
(US$)
(unaudited)

Operating activities:
     Net income applicable to common shares         $ 211,960         $ 142,474
     Changes in non-cash working capital -
         Current liabilities                           (2,778)           (5,776)
                                                    ---------------------------

                                                      209,182           136,698
Investing activities:
     Advances from (to) affiliated companies         (287,557)           12,329
                                                    ---------------------------

Change in cash                                        (78,375)          149,027

Beginning cash                                        121,495            45,351
                                                    ---------------------------

Ending cash                                         $  43,120         $ 194,378
                                                    ===========================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at March 31, 1999 and December 31, 1998 and the results of operations and changes in financial position for the three months ended March 31, 1999 and 1998. Certain information and notes normally included in Funding Corp.'s financial statements prepared in accordance with Canadian generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Funding Corp's Annual Report on Form 10-K for the year ended December 31, 1998.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

     The results of operations and changes in financial position for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Analysis of Operating Results - Three months ended March 31, 1999 and 1998

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $1,422,813 for each of the first three months of 1999 and 1998.

Interest earned on short-term notes for the first three months of 1999 was $46,976, a 4% decrease from the amount earned in the comparable 1998 period. Such decrease resulted from a 15% decrease in average investment yield and a 12% increase in the average amount invested compared to the 1998 first three months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

General and administrative expenses decreased significantly due to non-recurring professional fees incurred in the first quarter of 1998 in respect of regulatory matters.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations increased to $209,182 for the first three months of 1999 compared with $136,698 for the 1998 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at March 31, 1999 and 1998 were $43,120 and $194,378, respectively.

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

Dated:  April 15, 1999