Form 10-Q
period 1999-06-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1999-07-28
CIK 891159

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  June 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number:  33-51630



                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Nevada                                     98-0127391
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


1201 TD Tower, 10088 - 102 Avenue
    Edmonton, Alberta, Canada                             T5J  2Z1
---------------------------------           ------------------------------------
      (Address of principal                        (Zip Code/Postal Code)
        executive offices)

Registrants' telephone number, including area code:  (780) 425-1950


                                Not Applicable
              ---------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



    Title of each Class                 Date              Number Outstanding
---------------------------       -----------------       ------------------
Common Shares, no par value        July 21 , 1999               200,000

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                     INDEX


                                                                           Page No.
PART I:   FINANCIAL STATEMENTS
          --------------------

          Item 1.    Financial Statements
          -------    --------------------

          Chieftain International Funding Corp.
          -------------------------------------
          Consolidated Condensed Balance Sheet -
               June 30, 1999 and December 31, 1998                              3

          Consolidated Condensed Statement of Income and Retained Earnings -
               Six months ended June 30, 1999 and 1998 and
               Three months ended June 30, 1999 and 1998                        4

          Consolidated Condensed Statement of Changes in Financial Position -
               Six months ended June 30, 1999 and 1998                          5

          Notes to Consolidated Condensed Financial Statements                  6

          Item 2.   Management's Discussion and Analysis of
          -------   Financial Condition and Results of Operations               7
                    ---------------------------------------------

          Signatures                                                            8

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET


                                                           JUNE 30        December 31
                                                             1999            1998
                                                        -------------    -------------
(US$)
(unaudited)

ASSETS

Current assets:
 Cash                                                   $      62,634    $      121,495
 Due from affiliated companies                              5,046,552         4,572,256
                                                        -------------    --------------
                                                            5,109,186         4,693,751
Investment in preferred shares of Chieftain
 International (U.S.) Inc. at cost                         78,500,000        78,500,000
                                                        -------------    --------------
                                                        $  83,609,186    $   83,193,751
                                                        =============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued                           $         731    $        6,343
Preferred shares issued (Note 2)                           63,402,903        63,402,903
Common shareholder's equity:
 Share capital
  Authorized
   10,000,000 common shares, par value $0.01 each
  Issued
   200,000 common shares                                        2,000             2,000
 Additional paid in capital                                14,998,000        14,998,000
 Retained earnings                                          5,205,552         4,784,505
                                                        -------------    --------------
                                                           20,205,552        19,784,505
                                                        -------------    --------------
                                                        $  83,609,186    $   83,193,751
                                                        =============    ==============

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS





                                               Six months ended June 30                  Three months ended June 30
                                            1999                  1998                   1999                   1998
                                       ----------------    ------------------     ------------------     ------------------
(US$)
(unaudited)

Revenue:
 Dividends                               $   2,845,625         $   2,845,625          $   1,422,812         $    1,422,812
 Interest                                       97,359                98,904                 50,383                 50,099
                                         -------------         -------------          -------------          -------------
                                             2,942,984             2,944,529              1,473,195              1,472,911
Expense:
 General and administrative                     25,865               132,340                 17,572                 14,732
                                         -------------         -------------          -------------          -------------
Income before income taxes and
dividends on preferred shares                2,917,119             2,812,189              1,455,623              1,458,179
Income tax (recovery)  - (Note 3)               25,000               (12,000)                11,000                 12,000
                                         -------------         -------------          -------------          -------------
Net income before dividends on
 preferred shares                            2,892,119             2,824,189              1,444,623              1,446,179
Dividends on preferred shares               (2,471,072)           (2,471,072)            (1,235,536)            (1,235,536)
                                         -------------         -------------          -------------          -------------
Net income applicable to
common shares for the period                   421,047               353,117                209,087                210,643
Retained earnings,
 beginning of period                         4,784,505             4,016,654              4,996,465              4,159,128
                                         -------------         -------------          -------------          -------------
Retained earnings, end of period         $   5,205,552         $   4,369,771          $   5,205,552          $   4,369,771
                                         =============         =============          =============          =============

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN FINANCIAL POSITION


Six months ended June 30                          1999              1998
------------------------                       ----------        ----------
(US$)
(unaudited)

Operating activities:
 Net income applicable to common shares        $ 421,047         $ 353,117
 Change in non-cash working capital --
  Current liabilities                             (5,612)           (5,776)
                                               ---------         ---------
                                                 415,435           347,341
Investing activity:
 Advances to affiliated companies               (474,296)         (293,185)
                                               ---------         ---------
Change in cash                                   (58,861)           54,156
Beginning cash                                   121,495            45,351
                                               ---------         ---------
Ending cash                                    $  62,634         $  99,507
                                               =========         =========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation:

   In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at June 30, 1999 and December 31, 1998 and the results of operations and changes in financial position for the six months ended June 30, 1999 and 1998. Certain information and notes normally included in Funding Corp.'s financial statements prepared in accordance with Canadian generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Funding Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998.

   Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

   The results of operations and changes in financial position for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Analysis of Operating Results - Six months ended June 30, 1999 and 1998

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $2,845,625 for each of the first six months of 1999 and 1998.

Interest earned on short-term notes for the first six months of 1999 was $97,359, a 2% decrease from the amount earned in the comparable 1998 period. Such decrease resulted from a 15% decrease in average investment yield and a 17% increase in the average amount invested compared to the 1998 first six months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

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

Funds provided from operations increased to $415,435 for the first six months of 1999 compared with $347,341 for the 1998 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at June 30, 1999 and 1998 were $62,634 and $99,507, respectively.

Year 2000 Disclosure

All internal computer related services are performed by Chieftain International, Inc., the ultimate parent of the Company, which has informed us that it is confident that such services should continue to be provided after Year 2000 subject to further assurances sought from third parties. The Company's assessment of third parties' readiness was substantially completed by June 30, 1999. The Company continues to monitor the readiness of significant third parties in order to obtain assurances that interruptions, if any, will be held to a minimum. The Company is confident that any Year 2000 related computer problems are not likely to result in any material loss of revenue. Related costs are not expected to be material.

Information Regarding Forward Looking Financial Statements

This 10-Q contains forward-looking statements that are subject to risk factors associated with the Company's business. The Company believes that the expectations reflected in these statements are reasonable, but may be affected by a variety of factors affecting the Company's business.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Chieftain International Funding Corp.
-------------------------------------
            (Registrant)





/s/     E.L. Hahn
--------------------------------------------
Senior Vice President, Finance and Treasurer
(Principal Financial Officer)


Dated:  July 23, 1999