Form 10-Q
period 1999-09-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 1999-11-05
CIK 891159

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  September 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number:  33-51630
                         --------


                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                         98-0127391
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1201 TD Tower, 10088 - 102 Avenue
Edmonton, Alberta, Canada                                        T5J  2Z1
-----------------------------------                       ----------------------
(Address of principal executive offices)                  (Zip Code/Postal Code)

Registrants' telephone number, including area code:   (780) 425-1950

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

Yes      X          No
   --------------     ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    Title of each Class                 Date                Number Outstanding
----------------------------    --------------------      ----------------------
Common Shares, no par value       October 29, 1999               200,000

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                      INDEX


                                                                        Page No.

PART I:  FINANCIAL STATEMENTS
         --------------------

     Item 1.     Financial Statements
     -------     --------------------

     Chieftain International Funding Corp.
     -------------------------------------

     Consolidated Condensed Balance Sheet -
           September 30, 1999 and December 31, 1998                            3

     Consolidated Condensed Statement of Income and Retained Earnings -
           Nine months ended September 30, 1999 and 1998 and
               Three months ended September 30, 1999 and 1998                  4

     Consolidated Condensed Statement of Cash Flows -
           Nine months ended September 30, 1999 and 1998                       5

     Notes to Consolidated Condensed Financial Statements                      6

     Item 2.     Management's Discussion and Analysis of
     -------     Financial Condition and Results of Operations                 7
                 ---------------------------------------------


     Signatures                                                                8

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

                                                              SEPTEMBER 30    December 31
                                                                 1999             1998
-----------------------------------------------------------------------------------------

(US$)
(unaudited)
ASSETS

Current assets:
     Cash                                                     $   102,291     $   121,495
     Due from affiliated companies                              5,212,276       4,572,256
                                                              ---------------------------
                                                                5,314,567       4,693,751

Investment in preferred shares of Chieftain International
     (U.S.) Inc. at cost                                       78,500,000      78,500,000
                                                              ---------------------------

                                                              $83,814,567     $83,193,751
                                                              ===========================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued                             $      --       $     6,343

Preferred shares issued (Note 2)                               63,402,903      63,402,903

Common shareholder's equity:
     Share capital
       Authorized
        10,000,000 common shares, par value $0.01 each
       Issued
        200,000 common shares                                       2,000           2,000
     Additional paid in capital                                14,998,000      14,998,000
     Retained earnings                                          5,411,664       4,784,505
                                                              ---------------------------
                                                               20,411,664      19,784,505
                                                              ---------------------------

                                                              $83,814,567     $83,193,751
                                                              ===========================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS


                                             Nine months                     Three months
Period ended September 30              1999              1998            1999             1998
----------------------------------------------------------------------------------------------------
(US$)
(unaudited)

Revenue:
     Dividends                        $ 4,268,438      $ 4,268,438      $ 1,422,813      $ 1,422,813
     Interest                             150,302          153,069           52,943           54,165
                                      --------------------------------------------------------------

                                        4,418,740        4,421,507        1,475,756        1,476,978

Expense:
     General and administrative            48,973          155,635           23,108           23,295
                                      --------------------------------------------------------------


Income before income taxes and
    dividends on preferred shares       4,369,767        4,265,872        1,452,648        1,453,683
Income tax (recovery)  - (Note 3)          36,000           (1,000)          11,000           11,000
                                      --------------------------------------------------------------


Net income before dividends on
     preferred shares                   4,333,767        4,266,872        1,441,648        1,442,683

Dividends on preferred shares          (3,706,608)      (3,706,608)      (1,235,536)      (1,235,536)
                                      --------------------------------------------------------------


Net income applicable to
    common shares for the period          627,159          560,264          206,112          207,147
Retained earnings,
     beginning of period                4,784,505        4,016,654        5,205,552        4,369,771
                                      --------------------------------------------------------------


Retained earnings, end of period      $ 5,411,664      $ 4,576,918      $ 5,411,664      $ 4,576,918
                                      ==============================================================



CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CHANGES IN CASH FLOWS


Nine months ended September 30                     1999          1998
-------------------------------------------------------------------------
(US$)
(unaudited)

Operating activities:
     Net income applicable to common shares     $ 627,159      $ 560,264
     Change in non-cash working capital -
         Current liabilities                       (6,343)        (5,776)
                                                ------------------------


                                                  620,816        554,488

Investing activity:
     Advances to affiliated companies            (640,020)      (506,182)
                                                ------------------------


Change in cash                                    (19,204)        48,306

Beginning cash                                    121,495         45,351
                                                ------------------------


Ending cash                                     $ 102,291      $  93,657
                                                ========================


CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ----------------------

     In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. Certain information and notes normally included in Funding Corp.'s financial statements prepared in accordance with Canadian generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Funding Corp.'s Annual Report on Form 10-K for the year ended December 31, 1998.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

     The results of operations and cash flows for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Preferred Shares:
     -----------------

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

3.   Income Taxes:
     -------------

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

Analysis of Operating Results - Nine months ended September 30, 1999 and 1998
-----------------------------------------------------------------------------

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $4,268,438 for each of the first nine months of 1999 and 1998.

Interest earned on short-term notes for the first nine months of 1999 was $150,302, a 2% decrease from the amount earned in the comparable 1998 period. Such decrease resulted from a 14% decrease in average investment yield and a 17% increase in the average amount invested compared to the 1998 first nine months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

General and administrative expenses decreased significantly due to non-recurring professional fees incurred in the first quarter of 1998 in respect of regulatory matters.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity
-------------------------------

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations increased to $620,816 for the first nine months of 1999 compared with $554,488 for the 1998 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at September 30, 1999 and 1998 were $102,291 and $93,657, respectively.

Year 2000 Disclosure
--------------------

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

Information Regarding Forward Looking Financial Statements
----------------------------------------------------------

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


Chieftain International Funding Corp.
-------------------------------------
            (Registrant)





/s/ E. L. Hahn
-----------------------------------------------
Senior Vice President, Finance and Treasurer
(Principal Financial Officer)


Dated:  October 29, 1999