Form 10-K
period 1999-12-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 2000-03-30
CIK 891159

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
                          1999 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I

                                                                                                      Page
     Item 1.  Business .........................................................................       1
              Employees ........................................................................       1
     Item 2.  Properties .......................................................................       1
     Item 3.  Legal Proceedings ................................................................       1
     Item 4.  Submission of Matters to a Vote of Security Holders ..............................       1

                                    PART II

     Item 5.  Market for the Registrant's Securities and Related Stockholder Matters ...........       2
     Item 6.  Selected Financial Data ..........................................................       3
     Item 7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations ..........................................................       3
     Item 8.  Financial Statements and Supplementary Data ......................................       4
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure ...........................................................       4

                                    PART III

     Item 10. Directors and Executive Officers .................................................       4
     Item 11. Executive Compensation ...........................................................       6
     Item 12. Security Ownership of Certain Beneficial Owners and Management ...................       6
     Item 13. Certain Relationships and Related Transactions ...................................       7

                                    PART IV

     Item 14. Exhibits and Reports on Form 8-K .................................................       7

Signatures .....................................................................................      14

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

Funding Corp. commenced operations on November 6, 1992 with the initial public offering of 2,400,000 $1.8125 Convertible Redeemable Preferred Shares ("Preferred Shares"). An additional 326,700 Preferred Shares were issued pursuant to the underwriter's exercise of an over-allotment option. Proceeds of the issuance of Preferred Shares, net of offering costs of $4.7 million, were $63.4 million. The Preferred Shares are redeemable at the option of the Company at $25.4028 per share during 2000, $25.2014 per share during 2001 and $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends. Each preferred share is convertible at any time at the option of the holder into 1.25 common shares of Chieftain International, Inc. (the ultimate parent company). Dividends on the Preferred Shares are paid quarterly at the annual rate of $1.8125 per share.

On November 6, 1992, Funding Corp. purchased 2,840,000 $1.8125 Redeemable Class B Preferred Shares of Chieftain U.S., its parent company, at $25.00 per share, and subsequently purchased an additional 300,000 of such shares to hold a total of 3,140,000 such shares. Funding Corp. receives quarterly dividends on such shares at the annual rate of $1.8125 per share. The shares are redeemable at the option of the issuer at $25.4028 per share during 2000, $25.2014 per share during 2001 and $25.00 after December 31, 2001, plus accumulated and unpaid dividends.

Since December 31, 1992, Funding Corp. has, from time to time, purchased short-term notes, payable by Chieftain U.S., with funds in excess of working capital requirements. Such notes bear interest at competitive money market rates.

Chieftain U.S. is engaged in the acquisition of gas and oil reserves through purchase and through exploration and development and in gas and oil production and sales in the United States. Its principal properties are located in the U.S. federal waters of the Gulf of Mexico and onshore in southeast Utah and Louisiana. Reference is made to the information describing United States properties and operations in the Form 10-K Annual Report of Chieftain International, Inc. for the year ended December 31, 1999, which is attached as
Exhibit 28 hereto. Chieftain International, Inc. has guaranteed dividend, conversion and redemption obligations of Funding Corp. with respect to the Preferred Shares.

EMPLOYEES

At December 31, 1999, Funding Corp. had no employees. Management services are provided by Chieftain International, Inc.

ITEM 2. PROPERTIES

Funding Corp. owns no physical properties. Its assets consist of investments in and advances to Chieftain U.S., its parent company.

ITEM 3. LEGAL PROCEEDINGS

Funding Corp. is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1999.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The high and low prices of the Chieftain International Funding Corp. $1.8125 Convertible Redeemable Preferred Shares (the "Preferred Shares") during each quarter since December 31, 1997 are shown below.

Price History of Chieftain International Funding Corp. $1.8125
Convertible Redeemable Preferred Shares on the American Stock Exchange

                             High          Low
                             ----          ---
                                 (US dollars)
1998
   First quarter ........ $   32.00    $   26.75
   Second quarter .......     32.50        27.75
   Third quarter ........     30.87        22.75
   Fourth quarter .......     28.88        23.00

1999
   First quarter ........     25.25        20.25
   Second quarter .......     27.25        23.25
   Third quarter ........     29.88        26.00
   Fourth quarter .......     28.06        23.13

2000
   January ..............     25.50        24.13
   February .............     25.25        21.75
   March 1 to March 14 ..     24.75        22.00

All of the Company's issued common shares are owned by its parent, Chieftain International (U.S.) Inc. The Preferred Shares were held by 49 shareholders of record on December 31, 1999.

The Company has made timely payment of quarterly dividends on the Preferred Shares, amounting to $0.453125 per share, for each quarter since the shares were issued in 1992.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for each of the five years in the period ended December 31, 1999 has been derived from the financial statements of Funding Corp. and should be read in conjunction with such financial statements and the related notes.


                      Chieftain International Funding Corp.

YEAR ENDED DECEMBER 31,                         1999        1998       1997        1996        1995
-----------------------                         ----        ----       ----        ----        ----
                                                 (in thousands except shares and per share amounts)
INCOME STATEMENT DATA:
Revenue ...................................   $  5,914   $  5,897    $  5,867    $  5,826    $  5,792
General and administrative expenses .......         70        176          77          46          44
Income before dividends on preferred shares      5,790      5,710       5,755       5,748       5,748
Dividends on preferred shares .............      4,942      4,942       4,942       4,942       4,942
Net income applicable to common shares ....        848        768         813         806         806
Net income per common share ...............       4.24       3.84        4.07        4.03        4.03
Number of common shares outstanding .......    200,000    200,000     200,000     200,000     200,000

OTHER DATA:
Cash provided from operating activities ...   $    847   $    768    $    815    $    993    $    617

BALANCE SHEET DATA (at end of period):
Working capital ...........................   $  5,535   $  4,687    $  3,920    $  3,106    $  2,300
Total assets ..............................   $ 84,041   $ 83,194    $ 82,425    $ 81,610    $ 82,040
Preferred shares issued ...................   $ 63,403   $ 63,403    $ 63,403    $ 63,403    $ 63,403
Common shareholder's equity ...............   $ 20,633   $ 19,785    $ 19,017    $ 18,203    $ 17,398



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

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $5,691,250 in each of the years 1999, 1998 and 1997. In addition to such dividend income, interest of $222,978, $205,865 and $175,599 in 1999, 1998 and
1997, respectively, was earned on short-term investments.

Dividend income is expected to remain the same for 2000 while interest income is expected to increase, assuming stable interest rates, reflecting the larger amount of short-term investments held.

General and administrative expenses decreased significantly in 1999 due to non-recurring professional fees incurred in 1998 in respect of regulatory matters.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Dividends in the amount of $4,942,144 were paid in 1999, unchanged from 1998 and 1997.

CAPITAL RESOURCES AND LIQUIDITY

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations decreased to $846,961 in 1999 compared to $768,418 in 1998 and $815,049 in 1997. Most of these funds were invested in short-term notes issued and payable by the parent company. Cash balances at December 31, 1999 and 1998 were $147,982 and $121,495 respectively.

YEAR 2000

The Year 2000 issue arose because many computerized systems used two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may have arisen in some systems which used certain dates in 1999 to represent something other than the date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect Funding Corp., including those related to suppliers or other third parties, have been fully resolved. No Year 2000 Issue related event has occurred that materially affects Funding Corp.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Chieftain International Funding Corp. are included in Part IV of this report.

     Auditors' Report

     Balance Sheet as at December 31, 1999 and 1998

     Statement of Income and Retained Earnings for the years ended December 31, 1999, 1998 and 1997

     Statement of Cash Flows for the years ended December 31, 1999, 1998 and
     1997

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

                                                                 Shares Beneficially Owned and Percent of Class (1)
                                                                               as at February 29, 2000
                                                                 --------------------------------------------------
                                                                   Common Shares                    Preferred Shares
                                                                         of                                of
                                                             Chieftain International,Inc.          Chieftain Funding (2)
                                                             ----------------------------          ---------------------
STEPHEN C. HURLEY, 50, Director.
Senior Vice President and Chief Operating Officer of
Chieftain International, Inc.                                   107,221(3)            --                  --           --

HUGH J. KELLY, 74, Director.
Corporate Director and
Energy Consultant.(4)                                            37,666(5)            --              10,000           --

JOHN E. MAYBIN, 75, Director.
Corporate Director.                                              37,666(6)            --                  --           --

STANLEY A. MILNER, A.O.E., LL.D., 71, Director.
President and Chief Executive Officer of
Chieftain International, Inc.(7)                                676,991(8)           4.1%             39,000          1.4%

DAVID E. MITCHELL, O.C., 73,
Chairman of the Board.
Chairman Emeritus, Alberta Energy Company Ltd.                   46,666(5)            --                  --           --

LOUIS G. MUNIN, 66, Director.
Corporate Director and
Financial Consultant (9)                                         40,666(5)            --               2,000           --

ESTHER S. ONDRACK, 59, Director.
Senior Vice President and Secretary of
Chieftain International, Inc.                                   100,110(10)           --                  --           --

STUART T. PEELER, 70, Director.
Corporate Director and
Petroleum Industry Consultant.(11)                               19,466(12)           --              30,000          1.1%

DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP                                           1,206,243(13)          7.2%             81,000          3.0%

     (1)  Percentages of less than one are omitted.
     (2) Each $1.8125 Convertible Redeemable Preferred Share of Chieftain International Funding Corp. is convertible into 1.25 common shares of Chieftain International, Inc.
     (3) Includes options, exercisable within 60 days, to purchase 103,331 shares.
     (4)  H.J. Kelly is a director of Gulf Island Fabrication Inc. and
          Tidewater Inc.
     (5) Includes options, exercisable within 60 days, to purchase 36,666 shares.
     (6) Includes options, exercisable within 60 days, to purchase 36,166 shares.
     (7)  S.A. Milner is a director of Alberta Energy Company Ltd.
     (8) Includes options, exercisable within 60 days, to purchase 128,332 shares. In addition, an associate of S.A. Milner owns 3,000 shares.
     (9) L.G. Munin is a director of Lafarge Canada Inc. and Walden Residential Properties, Inc.
     (10) Includes options, exercisable within 60 days, to purchase 77,498 shares.
     (11) S.T. Peeler is a director of Homestake Mining Company.
     (12) Options exercisable within 60 days.
     (13) Includes options, exercisable within 60 days, to purchase 563,960 shares.

EXECUTIVE OFFICERS

The following table lists the name and age of each Executive Officer and all positions and offices with the Company held by each such person. The officers are appointed each year at the directors' meeting immediately following the annual meeting of the shareholder. The next such meeting will be held on May 25, 2000.



NAME                      AGE        POSITION/OFFICE
----                      ---        ---------------
S.A.Milner                71         Director, President and Chief Executive Officer
S.C.Hurley                50         Director, Senior Vice President and Chief Operating Officer
E.S.Ondrack               59         Director, Senior Vice President and Secretary
S.J.Milner                42         Vice President, Drilling and Production
R.J.Stefure               52         Vice President and Controller
R.P. Boyd                 43         Vice President, Investor Relations


With the following exceptions all of the officers have held positions as officers of the Company since its incorporation in 1992 and each officer presently holds and has held for more than five years positions as officers of Chieftain International, Inc. and Chieftain International (U.S.) Inc., the former, in each case, being his or her principal occupation. S.C. Hurley joined Chieftain in September, 1995 prior to which time he was the Vice President Exploration of a U.S. based integrated oil company. S.J. Milner and R.J. Stefure were appointed officers of the Company in June, 1995 and prior thereto held management positions with the Company and its immediate and ultimate parents. R.P. Boyd joined the Company in 1999 prior to which time he was Chief Financial Officer and Controller of a Canadian independent oil and gas company.

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

Chieftain Canada has unconditionally guaranteed certain obligations of the Company with respect to the Preferred Shares. The Preferred Shares are redeemable, at the option of the Company, at $25.4028 per share during 2000, $25.2014 per share during 2001 and $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends. Each Preferred Share has a liquidation preference of $25.00 and is convertible at any time into 1.25 common shares of Chieftain Canada at the option of the holder. Reference is made to Exhibits 4(a), "Form of Certificate of Designation of Preferred Stock of Funding Corp.", and 4(b), "Form of Subordinated Guarantee Agreement of Chieftain International, Inc.".

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

The following is a listing of the financial statements which are included in this Form 10-K report.

FINANCIAL STATEMENTS

Reference is made to the list of financial statements on page 4 of this report.

EXHIBITS

Reference is made to the Index to Exhibits on page 15 of this report.

REPORTS ON FORM 8-K

The registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

AUDITORS' REPORT


To the Shareholders of
Chieftain International Funding Corp.

We have audited the balance sheets of Chieftain International Funding Corp. as at December 31, 1999 and 1998 and the statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in accordance with Canadian generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chartered Accountants

Edmonton, Alberta
February 3, 2000

CHIEFTAIN INTERNATIONAL FUNDING CORP.
(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

December 31,                                                                       1999                 1998
------------                                                                    ----------           ----------
                                                                                            (U.S.$)
ASSETS
Current assets:
   Cash                                                                        $   147,982          $   121,495
   Due from affiliated companies                                                 5,392,730            4,572,256
                                                                               -----------          -----------
                                                                                 5,540,712            4,693,751
Investment in preferred shares of Chieftain International (U.S.) Inc.
   at cost (Note 2)                                                             78,500,000           78,500,000
                                                                               -----------          -----------
                                                                               $84,040,712          $83,193,751
                                                                               ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued                                                $     5,305          $     6,343

Preferred shares issued (Note 3)                                                63,402,903           63,402,903

Common shareholder's equity:
   Share capital (Note 4)
      Authorized
        10,000,000 common shares, par value $0.01 each
      Issued
        200,000 common shares                                                        2,000                2,000
   Additional paid in capital                                                   14,998,000           14,998,000
   Retained earnings                                                             5,632,504            4,784,505
                                                                               -----------          -----------
                                                                                20,632,504           19,784,505
                                                                               -----------          -----------

                                                                               $84,040,712          $83,193,751
                                                                               ===========          ===========

APPROVED BY THE BOARD

/s/ S.A. Milner                     Director
--------------------------------------------

/s/ L.G. Munin                      Director
--------------------------------------------

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS

Year ended December 31,                                                  1999                   1998                 1997
-----------------------                                               ----------             ----------           -----------
                                                                                               (U.S. $)
Revenue
   Dividends                                                          $ 5,691,250           $ 5,691,250           $ 5,691,250
   Interest                                                               222,978               205,865               175,599
                                                                      -----------           -----------           -----------

                                                                        5,914,228             5,897,115             5,866,849

General and administrative expenses                                        70,085               176,120                76,553
                                                                      -----------           -----------           -----------

Income before income taxes and dividends on preferred shares            5,844,143             5,720,995             5,790,296

Income taxes (Note 5)                                                      54,000                11,000                34,779
                                                                      -----------           -----------           -----------

Income before dividends on preferred shares                             5,790,143             5,709,995             5,755,517

Dividends on preferred shares                                          (4,942,144)           (4,942,144)           (4,942,144)
                                                                      -----------           -----------           -----------

Net income applicable to common shares                                    847,999               767,851               813,373

Retained earnings, beginning of period                                  4,784,505             4,016,654             3,203,281
                                                                      -----------           -----------           -----------

Retained earnings, end of period                                      $ 5,632,504           $ 4,784,505          $ 4,016,654
                                                                      ===========           ===========           ===========

Net income per common share                                           $      4.24           $      3.84           $      4.07
                                                                      ===========           ===========           ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CASH FLOWS

Year ended December 31,                                1999                  1998                  1997
-----------------------                                ----                  ----                  ----
                                                                           (U.S. $)
Operating activities:
   Net income applicable to common shares          $   847,999           $   767,851           $   813,373
   Change in non-cash working capital
      Current liabilities                               (1,038)                  567                 1,676
                                                   -----------           -----------           -----------
                                                       846,961               768,418               815,049
Investing activities:
   Advances to affiliated companies                   (820,474)             (692,274)             (850,555)
                                                   -----------           -----------           -----------

Change in cash                                          26,487                76,144              (35,506)

Cash, beginning of year                                121,495                45,351                80,857
                                                   -----------           -----------           -----------

Cash, end of year                                  $   147,982           $   121,495           $    45,351
                                                   ===========           ===========           ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 1999, 1998 and 1997

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

Effective with the fourth quarter of 1999, Funding Corp. retroactively adopted the liability method of accounting for income taxes, such method being required to be adopted no later than 2000 under Canadian generally accepted accounting principles. Applying this method, deferred income taxes are recognized, using applicable, enacted income tax rates, for the future income tax consequences attributable to differences between the financial statement carrying values and their respective income tax bases. The effect on deferred income tax assets and liabilities of a change in tax rates is included in income in the period that includes the enactment date. Deferred income tax assets are evaluated and if realization is considered "more likely than not", no valuation allowance is provided.

The retroactive application of this policy had no material effect on Funding Corp. and therefore no restatement of prior periods has been made.

2. INVESTMENT IN PREFERRED SHARES OF PARENT


On November 6, 1992, Funding Corp. purchased 2,840,000 $1.8125 Redeemable Class B Preferred Shares at $25.00 per share of Chieftain International (U.S.) Inc., its parent company. Subsequent to that date, Funding Corp. purchased an additional 300,000 of such shares to hold a total of 3,140,000 shares. The shares pay quarterly dividends at the annual rate of $1.8125 per share. The shares are redeemable at the option of the parent company at $25.4028 per share during 2000, $25.2014 per share during 2001 and $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends.

3. PREFERRED SHARES

The Articles of Funding Corp. authorize the issue of a maximum of 10,000,000 preferred shares with a par value $1.00 each.

On November 6, 1992, Funding Corp. sold 2,400,000 shares of $1.8125 convertible redeemable preferred stock at $25.00 per share through an underwritten public offering in the United States. On December 2, 1992, Funding Corp. sold an additional 326,700 preferred shares pursuant to an over-allotment option granted to the underwriters, resulting in a total issuance of 2,726,700 shares. Proceeds of the issuance of preferred shares, net of offering costs of $4.7 million, were $63.4 million. The preferred shares are redeemable, at the option of Funding Corp., at $25.4028 per share during 2000, $25.2014 per share during 2001 and $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends. Each preferred share has a liquidation preference of $25.00 and is convertible at any time at the option of the holder into 1.25 common shares of Chieftain International, Inc. (the ultimate parent company). Chieftain International, Inc. has guaranteed dividend, conversion and redemption obligations of Funding Corp. with respect to the preferred shares.

Canadian generally accepted accounting principles require the disclosure of the fair value of a financial instrument of this nature and define the fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value of Funding Corp.'s preferred shares at December 31, 1999 is $69,530,850 (1998 - $65,781,638), which is the market value of these preferred shares.

4. SHARE CAPITAL

On August 28, 1992, Funding Corp. issued 100,000 common shares, par value $0.01 each, for net cash proceeds of $1,000 and, on November 5, 1992 issued 100,000 common shares, par value $0.01 each, to its parent for net cash proceeds of $14,999,000.

5. INCOME TAXES

The actual tax rate differed from the expected tax rate for the following reason:

Year ended December 31,                                           1999           1998           1997
-----------------------                                           ----           ----           ----
Expected percentage                                               35.5%          35.5%          35.5%
Deduct the effect of dividends from the parent received by
   the company on a "tax-free" basis                              34.6           35.3           34.9
                                                                  ----           ----           ----
Actual percentage of income tax expense on pre-tax income          0.9%           0.2%           0.6%
                                                                  ====           ====           ====


6. TRANSACTIONS WITH AFFILIATES

All dividend and interest income of Funding Corp. is received from Chieftain International (U.S.) Inc. Certain administrative services are provided to Funding Corp. by Chieftain International, Inc.

7. UNCERTAINTY DUE TO THE YEAR 2000

The Year 2000 Issue arises because many computer systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect Funding Corp., including those related to customers, suppliers, or other third parties, have been fully resolved.

                                    Exhibits

   Exhibit
    Number         Exhibit
   -------         -------
   **  3 (e)       Articles of Incorporation of Funding Corp.
   **  3 (f)       Amended Articles of Incorporation of Funding Corp.
   **  3 (g)       Bylaws of Funding Corp.
   **  4 (a)       Form of Certificate of Designation of Preferred Stock of Funding Corp.
   **  4 (b)       Form of Subordinated Guarantee Agreement of Chieftain International, Inc.
 **** 27           Financial Data Schedule
 **** 99           Form 10-K of Chieftain International, Inc. for the year ended December 31, 1999.

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


CHIEFTAIN INTERNATIONAL FUNDING CORP.


By: /s/ STANLEY A. MILNER
   --------------------------------
   Stanley A. Milner, A.O.E., LL.D.
   President and Chief Executive Officer
   Principal Executive and Financial Officer


Dated: March 15, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     /s/ D.E. MITCHELL             Director                                     March 15, 2000
-------------------------------
     D.E. Mitchell O.C.

      /s/ S.A. MILNER              President, Chief Executive Officer and       March 15, 2000
-------------------------------    Director; Principal Executive and
  S.A. Milner, A.O.E., LL.D.       Financial Officer

      /s/ S.C. HURLEY              Director                                     March 15, 2000
-------------------------------
        S.C. Hurley

       /s/ H.J. KELLY              Director                                     March 15, 2000
-------------------------------
         H.J. Kelly

       /s/ J.E. MAYBIN             Director                                     March 15, 2000
-------------------------------
         J.E. Maybin

       /s/ L.G. MUNIN              Director                                     March 15, 2000
-------------------------------
         L.G. Munin

       /s/ E.S. ONDRACK            Director                                     March 15, 2000
-------------------------------
         E.S. Ondrack

       /s/ S.T. PEELER             Director                                     March 15, 2000
-------------------------------
         S.T. Peeler

       /s/ R.J. STEFURE            Vice President and Controller                March 15, 2000
-------------------------------    Principal Accounting Officer
          R.J. Stefure

                                Index to Exhibits

   Exhibit
    Number         Exhibit
   -------         -------
   **  3 (e)       Articles of Incorporation of Funding Corp.
   **  3 (f)       Amended Articles of Incorporation of Funding Corp.
   **  3 (g)       Bylaws of Funding Corp.
   **  4 (a)       Form of Certificate of Designation of Preferred Stock of Funding Corp.
   **  4 (b)       Form of Subordinated Guarantee Agreement of Chieftain International, Inc.
 **** 27           Financial Data Schedule
 **** 99           Form 10-K of Chieftain International, Inc. for the year ended December 31, 1999.

   **              Previously filed as an exhibit to the Registration Statement of the registrant on Form S-1/S-3,
                   File No. 33-51630.
 ****              Filed herewith.