Form 10-Q
period 2000-03-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 2000-04-18
CIK 891159

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  March 31, 2000

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number:  33-51630
                         --------

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    98-0127391
------------------------------------     ---------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

1201 TD Tower, 10088 - 102 Avenue
Edmonton, Alberta, Canada                                      T5J  2Z1
--------------------------------------------            ------------------------
(Address of principal executive offices)                 (Zip Code/Postal Code)

Registrants' telephone number, including area code:  (780) 425-1950

                                 Not Applicable
           ------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Title of each Class                     Date                Number Outstanding
---------------------------       -------------------     ---------------------
Common Shares, no par value         April 17, 2000              200,000

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                      INDEX


                                                                        Page No.

PART I:  FINANCIAL STATEMENTS


     Item 1.           Financial Statements

     Chieftain International Funding Corp.

     Consolidated Condensed Balance Sheet -
              March 31, 2000 and December 31, 1999                             3

     Consolidated Condensed Statement of Income and Retained Earnings -
              Three months ended March 31, 2000 and 1999                       4

     Consolidated Condensed Statement of Cash Flows
              Three months ended March 31, 2000 and 1999                       5

     Notes to Consolidated Condensed Financial Statements                      6

     Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations           7


     Signatures                                                                8

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

                                                                   MARCH 31         December 31
                                                                     2000              1999
---------------------------------------------------------------------------------------------------------------------
(US$)
(unaudited)
ASSETS

Current assets:
     Cash                                                        $    86,858        $   147,982
     Due from affiliated companies                                 5,675,001          5,392,730
                                                               ----------------------------------
                                                                   5,761,859          5,540,712

Investment in preferred shares of Chieftain International
     (U.S.) Inc. at cost                                          78,500,000         78,500,000
                                                               ----------------------------------

                                                                 $84,261,859        $84,040,712
                                                               ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued                                $     5,305        $     5,305

Preferred shares issued (Note 2)                                  63,402,903         63,402,903

Common shareholder's equity:
     Share capital
       Authorized
        10,000,000 common shares, par value $0.01 each
       Issued                                                          2,000              2,000
        200,000 common shares
     Additional paid in capital                                   14,998,000         14,998,000
     Retained earnings                                             5,853,651          5,632,504
                                                               ----------------------------------
                                                                  20,853,651         20,632,504
                                                               ----------------------------------

                                                                 $84,261,859        $84,040,712
                                                               ==================================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS


                                                             Three months ended
                                                                   March 31
                                                           2000               1999
----------------------------------------------------------------------------------------
 (US$)
 (unaudited)

Revenue:
     Dividends                                         $ 1,422,813         $ 1,422,813
     Interest                                               70,892              46,976
                                                     ----------------------------------

                                                         1,493,705           1,469,789
Expense:
     General and administrative                             18,022               8,293
                                                     ----------------------------------

Income before income taxes and
dividends on preferred shares                            1,475,683           1,461,496
Income tax expense  - (Note 3)                              19,000              14,000
                                                     ----------------------------------

Net income before dividends on preferred shares          1,456,683           1,447,496

Dividends on preferred shares                           (1,235,536)         (1,235,536)
                                                     ----------------------------------


Net income applicable to common shares                     221,147             211,960

Retained earnings, beginning of period                   5,632,504           4,784,505
                                                     ----------------------------------

Retained earnings, end of period                       $ 5,853,651         $ 4,996,465
                                                     ==================================


CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CASH FLOWS

Three months ended March 31                           2000             1999
-------------------------------------------------------------------------------
(US$)
(unaudited)

Operating activities:
     Net income applicable to common shares        $ 221,147         $ 211,960
     Change in non-cash working capital -
         Current liabilities                            --              (2,778)
                                                 ------------------------------

                                                     221,147           209,182

Investing activity:
     Advances to affiliated companies               (282,271)         (287,557)
                                                 ------------------------------

Change in cash                                       (61,124)          (78,375)

Beginning cash                                       147,982           121,495
                                                 ------------------------------

Ending cash                                        $  86,858         $  43,120
                                                 =============================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2000 and 1999

(unaudited)

1.   Basis of Presentation:

     In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Certain information and notes normally included in Funding Corp.'s financial statements prepared in accordance with Canadian generally accepted accounting principles have been condensed or omitted for interim reporting pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Funding Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

     The results of operations and cash flows for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Analysis of Operating Results - Three months ended March 31, 2000 and 1999

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $1,422,813 for each of the first three months of 2000 and 1999.

Interest earned on short-term notes for the first three months of 2000 was $70,892, a 51% increase from the amount earned in the comparable 1999 period. Such increase resulted from a 21% increase in average investment yield and a 24% increase in the average amount invested compared to the 1999 first three months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations increased to $221,147 for the first three months of 2000 compared with $209,182 for the 1999 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at March 31, 2000 and 1999 were $86,858 and $43,120, respectively.

Information Regarding Forward Looking Financial Statements

This 10-Q contains forward-looking statements that are subject to risk factors associated with the Company's business. The Company believes that the expectations reflected in these statements are reasonable, but may be affected by a variety of factors affecting the Company's business.

                                                                     Page 8 of 8
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chieftain International Funding Corp.
-------------------------------------
           (Registrant)





/s/ STANLEY A. MILNER
----------------------------------------------------
Stanley A. Milner, A.O.E., LL.D.
President and Chief Executive Officer
Principal Executive and Financial Officer

Dated:  April 17, 2000