Form 10-Q
period 2000-06-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 2000-07-17
CIK 891159

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number: 33-51630

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.
             (Exact name of registrant as specified in its charter)

                   Nevada                                        98-0127391
---------------------------------------------   ---------------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

      1201 TD Tower, 10088 - 102 Avenue
          Edmonton, Alberta, Canada                                T5J 2Z1
---------------------------------------------   ---------------------------------------------
  (Address of principal executive offices)                 (Zip Code/Postal Code)

Registrants' telephone number, including area code:  (780) 425-1950

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

Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Title of each Class             Date         Number Outstanding
---------------------------    --------------    ------------------
Common Shares, no par value    July 17 , 2000         200,000

                     CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                     INDEX

                                                              Page No.
PART I:  FINANCIAL STATEMENTS

Item 1.  Financial Statements

Chieftain International Funding Corp.

Consolidated Condensed Balance Sheet - June 30, 2000 and
  December 31, 1999                                              3

Consolidated Condensed Statement of Income and Retained
  Earnings - Six months ended June 30, 2000 and 1999 and
  Three months ended June 30, 2000 and 1999                      4

Consolidated Condensed Statement of Cash Flows Six months
  ended June 30, 2000 and 1999                                   5

Notes to Consolidated Condensed Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7

Signatures                                                       8

CHIEFTAIN INTERNATIONAL FUNDING CORP.
(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

                                                                June 30      December 31
                                                                 2000           1999
----------------------------------------------------------------------------------------
(US$)
(unaudited)
ASSETS

Current assets:
  Cash                                                        $    36,064    $   147,982
  Due from affiliated companies                                 5,951,273      5,392,730
                                                              -----------    -----------
                                                                5,987,337      5,540,712
Investment in preferred shares of Chieftain International
  (U.S.) Inc. at cost                                          78,500,000     78,500,000
                                                              -----------    -----------
                                                              $84,487,337    $84,040,712
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued                                $        24    $     5,305

Preferred shares issued (Note 2)                               63,402,903     63,402,903

Common shareholder's equity:
  Share capital
     Authorized
       10,000,000 common shares, par value $0.01 each
     Issued                                                         2,000          2,000
       200,000 common shares                                   14,998,000     14,998,000
  Additional paid in capital                                    6,084,410      5,632,504
                                                              -----------    -----------
  Retained earnings                                            21,084,410     20,632,504
                                                              -----------    -----------
                                                              $84,487,337    $84,040,712
                                                              ===========    ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS

                                                       Six months                 Three months
                                                ------------------------    ------------------------
Period ended June 30                               2000          1999          2000          1999
----------------------------------------------------------------------------------------------------
(US$)
(unaudited)
Revenue:
  Dividends                                     $2,845,625    $2,845,625    $1,422,812    $1,422,812
  Interest                                         161,629        97,359        90,737        50,383
                                                ----------    ----------    ----------    ----------
                                                 3,007,254     2,942,984     1,513,549     1,473,195
Expense:
  General and administrative                        41,276        25,865        23,254        17,572
                                                ----------    ----------    ----------    ----------
Income before income taxes and dividends on
  preferred shares                               2,965,978     2,917,119     1,490,295     1,455,623
Income tax expense -- (Note 3)                      43,000        25,000        24,000        11,000
                                                ----------    ----------    ----------    ----------
Net income before dividends on
  preferred shares                               2,922,978     2,892,119     1,466,295     1,444,623
Dividends on preferred shares                   (2,471,072)   (2,471,072)   (1,235,536)   (1,235,536)
                                                ----------    ----------    ----------    ----------
Net income applicable to common shares for
  the period                                       451,906       421,047       230,759       209,087
Retained earnings, beginning of period           5,632,504     4,784,505     5,853,651     4,996,465
                                                ----------    ----------    ----------    ----------
Retained earnings, end of period                $6,084,410    $5,205,552    $6,084,410    $5,205,552
                                                ==========    ==========    ==========    ==========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CASH FLOWS

Six months ended June 30                                        2000        1999
----------------------------------------------------------------------------------
(US$)
(unaudited)
Operating activities:
  Net income applicable to common shares                      $451,906    $421,047
  Change in non-cash working capital -
     Current liabilities                                        (5,281)     (5,612)
                                                              --------    --------
                                                               446,625     415,435

Investing activity:
  Advances to affiliated companies                            (558,543)   (474,296)
                                                              --------    --------
Change in cash                                                (111,918)    (58,861)

Beginning cash                                                 147,982     121,495
                                                              --------    --------
Ending cash                                                   $ 36,064    $ 62,634
                                                              ========    ========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2000 and 1999

(unaudited)

1.   Basis of Presentation:

     In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. Certain information and notes normally included in Funding Corp.'s financial statements prepared in accordance with Canadian generally accepted accounting principles have been condensed or omitted for interim reporting pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Funding Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

     The results of operations and cash flows for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Analysis of Operating Results - Six months ended June 30, 2000 and 1999

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $2,845,625 for each of the first six months of 2000 and 1999.

Interest earned on short-term notes for the first six months of 2000 was $161,629, a 66% increase from the amount earned in the comparable 1999 period. Such increase resulted from a 34% increase in average investment yield and a 23% increase in the average amount invested compared to the 1999 first six months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations increased to $446,625 for the first six months of 2000 compared with $415,435 for the 1999 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at June 30, 2000 and 1999 were $36,064 and $62,634, respectively.

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

Chieftain International Funding Corp.
-------------------------------------
            (Registrant)


/s/ STANLEY A. MILNER
------------------------------------------
Stanley A. Milner, A.O.E., LL.D.
President and Chief Executive Officer
Principal Executive and Financial Officer

Dated: July 17, 2000