Form 10-Q
period 2000-09-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 2000-10-19
CIK 891159

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ------------       --------------

Commission file number: 33-51630
                        --------

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                     Nevada                                                        98-0127391
--------------------------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

           1201 TD Tower, 10088 - 102 Avenue
              Edmonton, Alberta, Canada                                              T5J  2Z1
      --------------------------------------------                             ---------------------
        (Address of principal executive offices)                               (Zip Code/Postal Code)

    Registrants' telephone number, including area code:                            (780) 425-1950

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

Yes       X          No
    --------------     -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each Class                                        Date                                  Number Outstanding
-------------------                                  -----------------                           ------------------
Common Shares, no par value                          October 17 , 2000                              200,000

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                      INDEX

                                                                               Page No.

PART I: FINANCIAL STATEMENTS

Item 1. Financial Statements

        Chieftain International Funding Corp.

        Consolidated  Condensed  Balance Sheet -
              September 30, 2000 and December 31, 1999                         3

        Consolidated Condensed Statement  of Income  and  Retained Earnings
              Nine months  ended  September  30, 2000 and 1999 and
              Three months ended September  30, 2000 and 1999                  4

        Consolidated Condensed Statement of Cash Flows
              Nine months ended September 30, 2000 and 1999                    5

Notes to Consolidated Condensed Financial Statements                           6

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    7


        Signatures                                                             8


CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

                                                            SEPTEMBER 30  December 31
                                                                2000         1999
                                                            -----------   -----------
(US$)
(unaudited)
ASSETS

Current assets:
     Cash                                                   $    62,236   $   147,982
     Due from affiliated companies                            6,170,863     5,392,730
                                                            -----------   -----------
                                                              6,233,099     5,540,712
Investment in preferred shares of Chieftain International
     (U.S.) Inc. at cost                                     78,500,000    78,500,000
                                                            -----------   -----------
                                                            $84,733,099   $84,040,712
                                                            ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued                           $        23   $     5,305

Preferred shares issued (Note 2)                             63,402,903    63,402,903

Common shareholder's equity:
     Share capital
       Authorized
        10,000,000 common shares, par value $0.01 each
       Issued                                                     2,000         2,000
        200,000 common shares
     Additional paid in capital                              14,998,000    14,998,000
     Retained earnings                                        6,330,173     5,632,504
                                                            -----------   -----------
                                                             21,330,173    20,632,504
                                                            -----------   -----------
                                                            $84,733,099   $84,040,712
                                                            ===========   ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS


                                           Nine months                  Three months
                                    --------------------------   ---------------------------
Period ended September 30              2000             1999           2000           1999
-------------------------           -----------   ------------   ------------   ------------

(US$)
(unaudited)
Revenue:
   Dividends                        $ 4,268,438    $ 4,268,438    $ 1,422,813    $ 1,422,813
   Interest                             266,654        150,302        105,025         52,943
                                    -----------    -----------    -----------    -----------

                                      4,535,092      4,418,740      1,527,838      1,475,756
Expense:
   General and administrative            56,815         48,973         15,539         23,108
                                    -----------    -----------    -----------    -----------
Income before income taxes and
   dividends on preferred shares      4,478,277      4,369,767      1,512,299      1,452,648
 Income tax expense  - (Note 3)          74,000         36,000         31,000         11,000
                                    -----------    -----------    -----------    -----------
Net income before dividends on
   preferred shares                   4,404,277      4,333,767      1,481,299      1,441,648

Dividends on preferred shares        (3,706,608)    (3,706,608)    (1,235,536)    (1,235,536)
                                    -----------    -----------    -----------    -----------
Net income applicable to
   common shares for the period         697,669        627,159        245,763        206,112
Retained earnings,
   beginning of period                5,632,504      4,784,505      6,084,410      5,205,552
                                    -----------    -----------    -----------    -----------

Retained earnings, end of period    $ 6,330,173    $ 5,411,664    $ 6,330,173    $ 5,411,664
                                    ===========    ===========    ===========    ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CASH FLOWS

Nine months ended September 30                  2000          1999
-------------------------------------------  ----------    ---------
(US$)
(unaudited)

Operating activities:
     Net income applicable to common shares   $ 697,669    $ 627,159
     Change in non-cash working capital -
         Current liabilities                     (5,282)      (6,343)
                                              ---------    ---------
                                                692,387      620,816

Investing activity:
     Advances to affiliated companies          (778,133)    (640,020)
                                              ---------    ---------
Change in cash                                  (85,746)     (19,204)

Beginning cash                                  147,982      121,495
                                              ---------    ---------
Ending cash                                   $  62,236    $ 102,291
                                              =========    =========


CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2000 and 1999

(unaudited)

1.   Basis of Presentation:

     In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. Certain information and notes normally included in Funding Corp.'s financial statements prepared in accordance with Canadian generally accepted accounting principles have been condensed or omitted for interim reporting pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Funding Corp.'s Annual Report on Form 10-K for the year ended December 31, 1999.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

     The results of operations and cash flows for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Analysis of Operating Results - Nine months ended September 30, 2000 and 1999

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $4,268,438 for each of the first nine months of 2000 and 1999.

Interest earned on short-term notes for the first nine months of 2000 was $266,654, a 77% increase from the amount earned in the comparable 1999 period. Such increase resulted from a 44% increase in average investment yield and a 24% increase in the average amount invested compared to the 1999 first nine months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations increased to $692,387 for the first nine months of 2000 compared with $620,816 for the 1999 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at September 30, 2000 and 1999 were $62,236 and $102,291, respectively.

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

Dated: October 17, 2000