Form 10-K
period 2000-12-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 2001-03-23
CIK 891159

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2000

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

                 -----------------------------------------------

  1201 TD TOWER, 10088 - 102 AVENUE,
      EDMONTON, ALBERTA, CANADA                                T5J 2Z1
  ----------------------------------                        -------------
  (Address of Registrant's principal                        (Postal code)
          executive offices)

Registrant's telephone number, including area code:          (780) 425-1950

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                                    Name of each exchange on which registered
-------------------                                    -----------------------------------------
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

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
                          2000 FORM 10-K ANNUAL REPORT
                                Table of Contents

                                                                                            Page
                                             PART I

     Item 1.   Business..................................................................... 1
               Employees.................................................................... 1
     Item 2.   Properties................................................................... 1
     Item 3.   Legal Proceedings............................................................ 1
     Item 4.   Submission of Matters to a Vote of Security Holders.......................... 1

                                            PART II

     Item 5.   Market for the Registrant's Securities and Related Stockholder Matters....... 2
     Item 6.   Selected Financial Data...................................................... 3
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations................................................................... 3
     Item 8.   Financial Statements and Supplementary Data.................................. 4
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure................................................................... 4

                                            PART III

     Item 10.  Directors and Executive Officers............................................. 4
     Item 11.  Executive Compensation....................................................... 6
     Item 12.  Security Ownership of Certain Beneficial Owners and Management............... 6
     Item 13.  Certain Relationships and Related Transactions............................... 7

                                            PART IV

     Item 14.  Exhibits and Reports on Form 8-K............................................. 7

Signatures..................................................................................14

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

Funding Corp. commenced operations on November 6, 1992 with the initial public offering of 2,400,000 $1.8125 Convertible Redeemable Preferred Shares ("Preferred Shares"). An additional 326,700 Preferred Shares were issued pursuant to the underwriter's exercise of an over-allotment option. Proceeds of the issuance of Preferred Shares, net of offering costs of $4.7 million, were $63.4 million. The Preferred Shares are redeemable at the option of the Company at $25.2014 per share during 2001 and $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends. Each preferred share is convertible at any time at the option of the holder into 1.25 common shares of Chieftain International, Inc. (the ultimate parent company). Dividends on the Preferred Shares are paid quarterly at the annual rate of $1.8125 per share.

On November 6, 1992, Funding Corp. purchased 2,840,000 $1.8125 Redeemable Class B Preferred Shares of Chieftain U.S., its parent company, at $25.00 per share, and subsequently purchased an additional 300,000 of such shares to hold a total of 3,140,000 such shares. Funding Corp. receives quarterly dividends on such shares at the annual rate of $1.8125 per share. The shares are redeemable at the option of the issuer at $25.2014 per share during 2001 and $25.00 after December 31, 2001, plus accumulated and unpaid dividends.

Since December 31, 1992, Funding Corp. has, from time to time, purchased short-term notes, payable by Chieftain U.S., with funds in excess of working capital requirements. Such notes bear interest at competitive money market rates.

Chieftain U.S. is engaged in the acquisition of natural gas and oil reserves through exploration and development and through purchase and in natural gas and oil production and sales in the United States. Its principal properties are located in the US federal waters of the Gulf of Mexico and onshore in southeast Utah and Louisiana. Reference is made to the information describing United States properties and operations in the Form 10-K Annual Report of Chieftain International, Inc. for the year ended December 31, 2000, which is attached as
Exhibit 28 hereto. Chieftain International, Inc. has guaranteed dividend, conversion and redemption obligations of Funding Corp. with respect to the Preferred Shares.

EMPLOYEES

At December 31, 2000, Funding Corp. had no employees. Management services are provided by Chieftain International, Inc.

ITEM 2. PROPERTIES

Funding Corp. owns no physical properties. Its assets consist of investments in and advances to Chieftain U.S., its parent company.

ITEM 3. LEGAL PROCEEDINGS

Funding Corp. is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The high and low prices of the Chieftain International Funding Corp. $1.8125 Convertible Redeemable Preferred Shares (the "Preferred Shares") during each quarter since December 31, 1998 are shown below.

         Price History of Chieftain International Funding Corp. $1.8125 Convertible Redeemable Preferred Shares on the American Stock Exchange

                                  High              Low
                                  ----              ---
                                      (US dollars)
1999
   First quarter               $ 25.25         $  20.25
   Second quarter                27.25            23.25
   Third quarter                 29.88            26.00
   Fourth quarter                28.06            23.13

2000
   First quarter                 27.38            21.75
   Second quarter                29.25            24.88
   Third quarter                 29.50            24.50
   Fourth quarter                34.75            26.50

2001
   January                       35.00            29.63
   February                      32.55            30.12
   March 1 to March 14           38.00            30.15

All of the Company's issued common shares are owned by its parent, Chieftain International (U.S.) Inc. The Preferred Shares were held by 42 shareholders of record on December 31, 2000.

The Company has made timely payment of quarterly dividends on the Preferred Shares, amounting to $0.453125 per share, for each quarter since the shares were issued in 1992.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for each of the five years in the period ended December 31, 2000 has been derived from the financial statements of Funding Corp. and should be read in conjunction with such financial statements and the related notes.

                             CHIEFTAIN INTERNATIONAL FUNDING CORP.

YEAR ENDED DECEMBER 31,                               2000             1999             1998             1997            1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands except shares and per share amounts)
INCOME STATEMENT DATA:

Revenue                                             $  6,251         $  5,914         $  5,897         $  5,867         $  5,826
General and administrative expenses                       74               70              176               77               46
Income before dividends on preferred shares            6,004            5,790            5,710            5,755            5,748
Dividends on preferred shares                          4,942            4,942            4,942            4,942            4,942
Net income applicable to common
shares                                                 1,062              848              768              813              806
Net income per common share                             5.31             4.24             3.84             4.07             4.03
Number of common shares outstanding                  200,000          200,000          200,000          200,000          200,000

OTHER DATA:
Cash provided from operating
activities                                          $  1,064         $    847         $    768         $    815         $    993

BALANCE SHEET DATA (at end of period):
Working capital                                     $  6,598         $  5,535         $  4,687         $  3,920         $  3,106
Total assets                                        $ 85,104         $ 84,041         $ 83,194         $ 82,425         $ 81,610
Preferred shares issued                             $ 63,403         $ 63,403         $ 63,403         $ 63,403         $ 63,403
Common shareholder's equity                         $ 21,695         $ 20,633         $ 19,785         $ 19,017         $ 18,203

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

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $5,691,250 in each of the years 2000, 1999 and 1998. In addition to such dividend income, interest of $559,987, $222,978 and $205,865 in 2000, 1999 and
1998, respectively, was earned on short-term investments.

Dividend income is expected to remain the same for 2001 while interest income is expected to increase, assuming stable interest rates, reflecting the larger amount of short-term investments held.

General and administrative expenses in 2000 were comparable to those in 1999. General and administrative expenses decreased significantly in 1999 due to non-recurring professional fees incurred in 1998 in respect of regulatory matters.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Dividends in the amount of $4,942,144 were paid in 2000, unchanged from 1999 and 1998.

CAPITAL RESOURCES AND LIQUIDITY

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations increased to $1,063,510 in 2000 compared to $846,961 in 1999 and $768,418 in 1998. Most of these funds were invested in short-term notes issued and payable by the parent company. Cash balances at December 31, 2000 and 1999 were $27,488 and $147,982 respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Chieftain International Funding Corp. are included in Part IV of this report.

       Auditors' Report

       Balance Sheet as at December 31, 2000 and 1999

       Statement of Income and Retained Earnings for the years ended December 31, 2000, 1999 and 1998

       Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

                                                           SHARES BENEFICIALLY OWNED AND PERCENT OF CLASS (1)
                                                                          AS AT FEBRUARY 15, 2001
                                                       ----------------------------------------------------------
                                                              COMMON SHARES                    PREFERRED SHARES
                                                                    OF                               OF
                                                       CHIEFTAIN INTERNATIONAL, INC.         CHIEFTAIN FUNDING (2)
                                                       -----------------------------         --------------------
STEPHEN C. HURLEY, 51, Director
Senior Vice President and Chief Operating
Officer of Chieftain International, Inc.                 107,992(3)             --                --            --

HUGH J. KELLY, 75, Director
Corporate Director and
Energy Consultant. (4)                                    42,666(5)             --            10,000            --

JOHN E. MAYBIN, 76, Director
Corporate Director                                        42,666(6)             --                --            --


STANLEY A. MILNER, A.O.E.,LLD., 72, Director
President and Chief Executive Officer of
Chieftain International, Inc. (7)                        702,959(8)            4.3%           39,000           1.4%


DAVID E. MITCHELL, O.C., 74,
Chairman of the Board
Chairman Emeritus, Alberta Energy Company Ltd.            51,666(5)             --                --            --

LOUIS G. MUNIN, 67, Director
Corporate Director and
Financial Consultant (9)                                  45,666(5)             --             2,000            --

ESTHER S. ONDRACK, 60, Director
Senior Vice President and Secretary of
Chieftain International, Inc.                            117,964(10)            --                --            --

STUART T. PEELER, 71, Director
Corporate Director and
Petroleum Industry Consultant                             28,467(11)            --            27,500            --

DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP                                    1,247,638(12)           7.5%           78,500           2.9%


(1)     Percentages of less than one are omitted.

(2) Each $1.8125 Convertible Redeemable Preferred Share of Chieftain International Funding Corp. is convertible into 1.25 common shares of Chieftain International, Inc.

(3) Includes options, exercisable within 60 days, to purchase 103,333 shares.

(4)     H.J. Kelly is a director of Gulf Island Fabrication Inc.

(5)     Includes options, exercisable within 60 days, to purchase 41,666 shares.

(6)     Includes options, exercisable within 60 days, to purchase 41,166 shares.

(7)     S.A. Milner is a director of Alberta Energy Company Ltd.

(8) Includes options, exercisable within 60 days, to purchase 153,332 shares. In addition, an associate of S.A. Milner owns 3,000 shares.

(9)     L.G. Munin is a director of Lafarge Canada Inc.

(10)    Includes options, exercisable within 60 days, to purchase 95,000 shares.

(11)    Includes options exercisable within 60 days, to purchase 23,467 shares.

(12) Includes options, exercisable within 60 days, to purchase 606,296 shares.

EXECUTIVE OFFICERS

The following table lists the name and age of each Executive Officer and all positions and offices with the Company held by each such person. The officers are appointed each year at the directors' meeting immediately following the annual meeting of the shareholder. The next such meeting will be held on May 17, 2001.

NAME                  AGE       POSITION/OFFICE
----                  ---       ---------------
S.A. Milner           72        Director, President and Chief Executive Officer

S.C. Hurley           51        Director, Senior Vice President and Chief Operating Officer

E.S. Ondrack          60        Director, Senior Vice President and Secretary

S.J. Milner           43        Vice President, Drilling and Production

R.J. Stefure          53        Vice President and Controller

R.P. Boyd             44        Vice President, Investor Relations

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

                                              Class        Number of shares         Percent of
Name and address of beneficial owner        of shares     beneficially owned       class owned
------------------------------------        ---------     ------------------       -----------
Chieftain International (U.S.) Inc.
1201 TD Tower, 10088 - 102 Avenue
Edmonton, Alberta T5J 2Z1
Canada                                       Common             200,000                100%

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

Chieftain Canada has unconditionally guaranteed certain obligations of the Company with respect to the Preferred Shares. The Preferred Shares are redeemable, at the option of the Company, at $25.2014 per share during 2001 and $25.00 per share after December 31, 2001 plus accumulated and unpaid dividends. Each Preferred Share has a liquidation preference of $25.00 and is convertible at any time into 1.25 common shares of Chieftain Canada at the option of the holder. Reference is made to Exhibits 4(a), "Form of Certificate of Designation of Preferred Stock of Funding Corp.", and 4(b), "Form of Subordinated Guarantee Agreement of Chieftain International, Inc.".

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

The following is a listing of the financial statements which are included in this Form 10-K report.

FINANCIAL STATEMENTS

Reference is made to the list of financial statements on page 4 of this report.

EXHIBITS

Reference is made to the Index to Exhibits on page 15 of this report.

REPORTS ON FORM 8-K

The registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

AUDITORS' REPORT

To the Shareholders of
Chieftain International Funding Corp.

We have audited the balance sheets of Chieftain International Funding Corp. as at December 31, 2000 and 1999 and the statements of income and retained earnings and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in accordance with Canadian generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chartered Accountants

Edmonton, Alberta
February 1, 2001

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

December 31,                                                                     2000                1999
-------------------------------------------------------------------------------------------------------------
                                                                                          (US $)
ASSETS

Current assets:
   Cash                                                                       $    27,488         $   147,982
   Due from affiliated companies                                                6,576,734           5,392,730
                                                                              -----------         -----------
                                                                                6,604,222           5,540,712
Investment in preferred shares of Chieftain International (U.S.) Inc.
   at cost (Note 2)                                                            78,500,000          78,500,000
                                                                              -----------         -----------

                                                                              $85,104,222         $84,040,712
                                                                              ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued                                               $     6,600         $     5,305

Preferred shares issued (Note 3)                                               63,402,903          63,402,903

Common shareholder's equity:
   Share capital (Note 4)
     Authorized
        10,000,000 common shares, par value $0.01 each
     Issued
        200,000 common shares                                                       2,000               2,000
   Additional paid in capital                                                  14,998,000          14,998,000
   Retained earnings                                                            6,694,719           5,632,504
                                                                              -----------         -----------
                                                                               21,694,719          20,632,504
                                                                              -----------         -----------

                                                                              $85,104,222         $84,040,712
                                                                              ===========         ===========



APPROVED BY THE BOARD

/s/ S.A. Milner                     Director
--------------------------------------------

/s/ L.G. Munin                      Director
--------------------------------------------

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS

Year ended December 31,                                          2000                 1999                 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                     (US $)
Revenue
   Dividends                                                  $ 5,691,250          $ 5,691,250          $ 5,691,250
   Interest                                                       559,987              222,978              205,865
                                                              -----------          -----------          -----------

                                                                6,251,237            5,914,228            5,897,115

General and administrative expenses                                73,878               70,085              176,120
                                                              -----------          -----------          -----------
Income before income taxes and dividends on preferred
shares                                                          6,177,359            5,844,143            5,720,995
Income taxes (Note 5)                                             173,000               54,000               11,000
                                                              -----------          -----------          -----------

Income before dividends on preferred shares                     6,004,359            5,790,143            5,709,995

Dividends on preferred shares                                  (4,942,144)          (4,942,144)          (4,942,144)
                                                              -----------          -----------          -----------

Net income applicable to common shares                          1,062,215              847,999              767,851

Retained earnings, beginning of period                          5,632,504            4,784,505            4,016,654
                                                              -----------          -----------          -----------

Retained earnings, end of period                              $ 6,694,719          $ 5,632,504          $ 4,784,505
                                                              ===========          ===========          ===========

Net income per common share                                   $      5.31          $      4.24          $      3.84
                                                              -----------          -----------          -----------

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CASH FLOWS

Year ended December 31,                              2000                 1999                 1998
-------------------------------------------------------------------------------------------------------
                                                                         (US $)
Operating activities:
   Net income applicable to common shares         $ 1,062,215          $   847,999          $   767,851
   Change in non-cash working capital
     Current liabilities                                1,295               (1,038)                 567
                                                  -----------          -----------          -----------
                                                    1,063,510              846,961              768,418
Investing activities:
   Advances to affiliated companies                (1,184,004)            (820,474)            (692,274)
                                                  -----------          -----------          -----------
Change in cash                                       (120,494)              26,487               76,144
Cash, beginning of year                               147,982              121,495               45,351
                                                  -----------          -----------          -----------

Cash, end of year                                 $    27,488          $   147,982          $   121,495
                                                  ===========          ===========          ===========

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2000, 1999 and 1998

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

Income taxes are recorded using the liability method. Applying this method, deferred income taxes are recognized, using applicable, enacted, or substantively enacted, income tax rates, for the future income tax consequences attributable to differences between the financial statement carrying values and their respective income tax bases. The effect of a change in tax rates on deferred income tax assets and liabilities is included in income in the period that includes the enactment date. Deferred income tax assets are evaluated and if realization is considered "more likely than not", no valuation allowance is provided.

2. INVESTMENT IN PREFERRED SHARES OF PARENT

On November 6, 1992, Funding Corp. purchased 2,840,000 $1.8125 Redeemable Class B Preferred Shares at $25.00 per share of Chieftain International (U.S.) Inc., its parent company. Subsequent to that date, Funding Corp. purchased an additional 300,000 of such shares to hold a total of 3,140,000 shares. The shares pay quarterly dividends at the annual rate of $1.8125 per share. The shares are redeemable at the option of the parent company at $25.2014 per share during 2001 and $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends.

3. PREFERRED SHARES

The Articles of Funding Corp. authorize the issue of a maximum of 10,000,000 preferred shares with a par value $1.00 each.

On November 6, 1992, Funding Corp. sold 2,400,000 shares of $1.8125 convertible redeemable preferred stock at $25.00 per share through an underwritten public offering in the United States. On December 2, 1992, Funding Corp. sold an additional 326,700 preferred shares pursuant to an over-allotment option granted to the underwriters, resulting in a total issuance of 2,726,700 shares. Proceeds of the issuance of preferred shares, net of offering costs of $4.7 million, were $63.4 million. The preferred shares are redeemable, at the option of Funding Corp., at $25.2014 per share during 2001 and $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends. Each preferred share has a liquidation preference of $25.00 and is convertible at any time at the option of the holder into 1.25 common shares of Chieftain International, Inc. (the ultimate parent company). Chieftain International, Inc. has guaranteed dividend, conversion and redemption obligations of Funding Corp. with respect to the preferred shares.

Canadian generally accepted accounting principles require the disclosure of the fair value of a financial instrument of this nature and define the fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value of Funding Corp.'s preferred shares at December 31, 2000 is $94,156,359, which is the market value of the securities into which these shares are convertible, and $69,530,850 at December 31, 1999, which is the market value of these preferred shares.

4. SHARE CAPITAL

On August 28, 1992, Funding Corp. issued 100,000 common shares, par value $0.01 each, for net cash proceeds of $1,000 and, on November 5, 1992 issued 100,000 common shares, par value $0.01 each, to its parent for net cash proceeds of $14,999,000.

5. INCOME TAXES

The actual tax rate differed from the expected tax rate for the following reason:

Year ended December 31,                                 2000           1999           1998
-------------------------------------------------------------------------------------------
Expected percentage                                      35.5%          35.5%          35.5%

Deduct the effect of dividends from the parent
received by the company on a "tax-free" basis            32.7           34.6           35.3
                                                       ------         ------         ------

Actual percentage of income tax expense on
pre-tax income                                            2.8%           0.9%           0.2%
                                                       ======         ======         ======

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

CHIEFTAIN INTERNATIONAL FUNDING CORP.

By:  /s/ STANLEY A. MILNER
     ------------------------------------
     Stanley A. Milner, A.O.E., LL.D.
     President and Chief Executive Officer
     Principal Executive and Financial Officer

Dated:    March 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   /s/ D.E. MITCHELL            Director                                   March 14, 2001
-------------------------
   D.E. Mitchell O.C.

    /s/ S.A. MILNER             President, Chief Executive Officer and     March 14, 2001
-------------------------       Director; Principal Executive and
  S.A. Milner, A.O.E.,          Financial Officer
         LL.D.

    /s/ S.C. HURLEY             Director                                   March 14, 2001
-------------------------
      S.C. Hurley

     /s/ H.J. KELLY             Director                                   March 14, 2001
-------------------------
       H.J. Kelly

    /s/ J.E. MAYBIN             Director                                   March 14, 2001
-------------------------
      J.E. Maybin

     /s/ L.G. MUNIN             Director                                   March 14, 2001
-------------------------
       L.G. Munin

    /s/ E.S. ONDRACK            Director                                   March 14, 2001
-------------------------
      E.S. Ondrack

    /s/ S.T. PEELER             Director                                   March 14, 2001
-------------------------
      S.T. Peeler

    /s/ R.J. STEFURE            Vice President and Controller              March 14, 2001
-------------------------       Principal Accounting Officer
      R.J. Stefure


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
   ****  99      Form 10-K report of Chieftain International, Inc. for the year ended December 31, 2000.

     **     Previously filed as an exhibit to the Registration Statement of the registrant on Form S-1/S-3, File No. 33-51630.
   ****     Filed herewith.