Form 10-Q
period 2001-03-31
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 2001-04-30
CIK 891159

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -------------

Commission file number:  33-51630
                         --------


                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Nevada                                     98-0127391
      ---------------------------------                  -------------------
        (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                  Identification No.)


   1201 TD Tower, 10088 - 102 Avenue
       Edmonton, Alberta, Canada                               T5J 2Z1
----------------------------------------               ----------------------
(Address of principal executive offices)               (Zip Code/Postal Code)

Registrants' telephone number, including area code:  (780) 425-1950


                                 Not Applicable
                   ------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X          No
    --------------      -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


   Title of each Class                  Date                 Number Outstanding
---------------------------         --------------           ------------------
Common Shares, no par value         April 30, 2001                 200,000

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                      INDEX


                                                                        Page No.

PART I:   FINANCIAL STATEMENTS

          Item 1.   Financial Statements

          Chieftain International Funding Corp.

          Balance Sheet - March 31, 2001 and December 31, 2000             3

          Statement of Income and Retained Earnings - Three months
                    ended March 31, 2001 and 2000                          4

          Statement of Cash Flows Three months ended March 31,
                    2001 and 2000                                          5

          Notes to Financial Statements                                    6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    7

          Signatures                                                       8

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET


                                                                      MARCH 31         December 31
                                                                        2001               2000
--------------------------------------------------------------------------------------------------
(US$)
(unaudited)

ASSETS

Current assets:
     Cash                                                          $   183,533         $    27,488
     Due from affiliated companies                                   6,693,331           6,576,734
                                                                   -------------------------------
                                                                     6,876,864           6,604,222

Investment in preferred shares of Chieftain International
     (U.S.) Inc. at cost                                            78,500,000          78,500,000
                                                                   -------------------------------
                                                                   $85,376,864         $85,104,222
                                                                   ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued                                  $     6,600         $     6,600

Preferred shares issued (Note 2)                                    63,402,903          63,402,903

Common shareholder's equity:
     Share capital
       Authorized
         10,000,000 common shares, par value $0.01 each
       Issued                                                            2,000               2,000
         200,000 common shares
     Additional paid in capital                                     14,998,000          14,998,000
     Retained earnings                                               6,967,361           6,694,719
                                                                   -------------------------------
                                                                    21,967,361          21,694,719
                                                                   -------------------------------
                                                                   $85,376,864         $85,104,222
                                                                   ===============================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS



Three months ended  March 31                                 2001           2000
-----------------------------------------------------------------------------------
(US$)
(unaudited)

Revenue:
     Dividends                                           $ 1,422,813     $ 1,422,813
     Interest                                                148,314          70,892
                                                         ---------------------------
                                                           1,571,127       1,493,705
Expense:
     General and administrative                               15,949          18,022
                                                         ---------------------------

Income before income taxes and
     dividends on preferred shares                         1,555,178       1,475,683
Income tax expense  - (Note 3)                                47,000          19,000
                                                         ---------------------------
Net income before dividends on preferred shares            1,508,178       1,456,683

Dividends on preferred shares                             (1,235,536)     (1,235,536)
                                                         ---------------------------


Net income applicable to common shares                       272,642         221,147

Retained earnings, beginning of period                     6,694,719       5,632,504
                                                         ---------------------------

Retained earnings, end of period                         $ 6,967,361     $ 5,853,651
                                                         ===========================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CASH FLOWS


Three months ended March 31                             2001        2000
----------------------------------------------------------------------------
(US$)
(unaudited)

Operating activities:
     Net income applicable to common shares          $ 272,642     $ 221,147
     Change in non-cash working capital -
         Current liabilities                                --            --
                                                     -----------------------
                                                       272,642       221,147

Investing activity:
     Advances to affiliated companies                 (116,597)     (282,271)
                                                     -----------------------
Change in cash                                         156,045       (61,124)

Beginning cash                                          27,488       147,982
                                                     -----------------------
Ending cash                                          $ 183,533     $  86,858
                                                     =======================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2001 and 2000

(unaudited)

1.   Basis of Presentation:

     In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Certain information and notes normally included in Funding Corp.'s financial statements prepared in accordance with Canadian generally accepted accounting principles have been condensed or omitted for interim reporting pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Funding Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

     The results of operations and cash flows for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Analysis of Operating Results - Three months ended March 31, 2001 and 2000

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $1,422,813 for each of the first three months of 2001 and 2000.

Interest earned on short-term notes for the first three months of 2001 was $148,314, a 109% increase from the amount earned in the comparable 2000 period. Such increase resulted from increases in average investment yield and in the average amount invested compared to the 2000 first three months. Future dividend income is expected to remain constant while interest income should increase, subject to rate fluctuations, reflecting increases in short-term investment amounts.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.

Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations increased to $272,642 for the first three months of 2001 compared with $221,147 for the 2000 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at March 31, 2001 and 2000 were $183,533 and $86,858, respectively.

Outlook

On March 8, 2001, the Board of Directors of Chieftain International, Inc. ("Chieftain"), Funding Corp.'s ultimate parent company, announced that it had authorized CIBC World Markets, Inc., Chieftain's financial adviser, to examine strategic alternatives to enhance shareholder value, including a possible merger or sale of Chieftain. As part of this process, data rooms have been opened in Dallas and Edmonton.

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



Chieftain International Funding Corp.
-------------------------------------
           (Registrant)




/s/ STANLEY A. MILNER
-----------------------------------------
Stanley A. Milner, A.O.E., LL.D.
President and Chief Executive Officer
Principal Executive and Financial Officer


Dated:  April 30, 2001