Form 10-Q
period 2001-06-30
CHIEFTAIN INTERNATIONAL FUNDING CORP
filed 2001-08-14
CIK 891159

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission file number: 33-51630
                        --------


                      CHIEFTAIN INTERNATIONAL FUNDING CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                      98-0127391
  -------------------------------                      ----------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


1201 TD Tower, 10088 - 102 Avenue
Edmonton, Alberta, Canada                                   T5J  2Z1
----------------------------------------              ----------------------
(Address of principal executive offices)              (Zip Code/Postal Code)



Registrants' telephone number, including area code:  (780) 425-1950


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Title of each Class                      Date                 Number Outstanding
---------------------------         ----------------          ------------------
Common Shares, no par value         August 14, 2001               3,427,959

                      CHIEFTAIN INTERNATIONAL FUNDING CORP.

                                      INDEX



                                                                        Page No.

PART I:  FINANCIAL STATEMENTS


     Item 1. Financial Statements

     Chieftain International Funding Corp.

     Consolidated Condensed Balance Sheet -
          June 30, 2001 and December 31, 2000                               3

     Consolidated Condensed Statement of Income and Retained Earnings -
          Six months ended June 30, 2001 and 2000 and
               Three months ended June 30, 2001 and 2000                    4

     Consolidated Condensed Statement of Cash Flows
          Six months ended June 30, 2001 and 2000                           5

     Notes to Consolidated Condensed Financial Statements                   6


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      7

     Signatures                                                             8

CHIEFTAIN INTERNATIONAL FUNDING CORP.

(a subsidiary of Chieftain International (U.S.) Inc.)

BALANCE SHEET

                                                                        JUNE 30    December 31
                                                                         2001          2000
-----------------------------------------------------------------------------------------------
(US$)
(unaudited)

ASSETS

Current assets:
     Cash                                                            $   179,505     $    27,488
     Due from affiliated companies                                     6,857,174       6,576,734
                                                                     ---------------------------
                                                                       7,036,679       6,604,222
Investment in preferred shares of Chieftain International
     (U.S.) Inc. at cost                                              78,500,000      78,500,000
                                                                     ---------------------------
                                                                     $85,536,679     $85,104,222
                                                                     ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued                                    $     3,000     $     6,600

Preferred shares issued (Notes 2,4)                                   63,402,903      63,402,903

Common shareholder's equity:
     Share capital
       Authorized
        10,000,000 common shares, par value $0.01 each
       Issued (Note 4)                                                     2,000           2,000
        200,000 common shares
     Additional paid in capital                                       14,998,000      14,998,000
     Retained earnings                                                 7,130,776       6,694,719
                                                                     ---------------------------
                                                                      22,130,776      21,694,719
                                                                     ---------------------------
                                                                     $85,536,679     $85,104,222
                                                                     ===========================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF INCOME AND RETAINED EARNINGS



                                                   Six months                     Three months
                                          ---------------------------     ----------------------------

 Period ended June 30                         2001            2000             2001            2000
 -----------------------------------------------------------------------------------------------------
(US$)
(unaudited)

Revenue:
     Dividends                            $ 2,845,625     $ 2,845,625     $ 1,422,812      $ 1,422,812
     Interest                                 227,148         161,629          78,834           90,737
                                           -----------------------------------------------------------
                                            3,072,773       3,007,254       1,501,646        1,513,549
Expense:
     General and administrative               131,644          41,276         115,695           23,254
                                           -----------------------------------------------------------
Income before income taxes and
     dividends on preferred shares          2,941,129       2,965,978       1,385,951        1,490,295
Income tax expense (recovery)
 - (Note 3)                                    34,000          43,000         (13,000)          24,000
                                           -----------------------------------------------------------

Net income before dividends on
  preferred shares                          2,907,129       2,922,978       1,398,951        1,466,295

Dividends on preferred shares              (2,471,072)     (2,471,072)     (1,235,536)      (1,235,536)
                                           -----------------------------------------------------------

Net income applicable to
  common shares for the period                436,057          451,906         163,415         230,759
Retained earnings,
  beginning of period                       6,694,719        5,632,504       6,967,361       5,853,651
                                           -----------------------------------------------------------
Retained earnings, end of period          $ 7,130,776     $  6,084,410    $  7,130,776     $ 6,084,410
                                          ============================================================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

STATEMENT OF CASH FLOWS


Six months ended June 30                                                        2001         2000
----------------------------------------------------------------------------------------------------
(US$)
(unaudited)

Operating activities:
     Net income applicable to common shares                                  $ 436,057     $ 451,906
     Change in non-cash working capital -
         Current liabilities                                                    (3,600)       (5,281)
                                                                             -----------------------

                                                                               432,457       446,625
Investing activity:
     Advances to affiliated companies                                         (280,440)     (558,543)
                                                                             -----------------------

Change in cash                                                                 152,017      (111,918)

Beginning cash                                                                  27,488       147,982
                                                                             -----------------------
Ending cash                                                                  $ 179,505     $  36,064
                                                                             =======================

CHIEFTAIN INTERNATIONAL FUNDING CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2001 and 2000

(unaudited)

1.   Basis of Presentation:

     In the opinion of Chieftain International Funding Corp. ("Funding Corp."), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as at June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. Certain information and notes normally included in Funding Corp.'s financial statements prepared in accordance with Canadian generally accepted accounting principles have been condensed or omitted for interim reporting pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Funding Corp.'s Annual Report on Form 10-K for the year ended December 31, 2000.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

     The results of operations and cash flows for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4.   Subsequent events:

     Subsequent to June 30, 2001, 2,582,377 $1.8125 convertible redeemable preferred shares were converted. This was facilitated by the issuance of 3,227,959 Funding Corp. common shares to its parent company and also resulted in a charge to retained earnings of approximately $33 million.

     Pursuant to its Offer to Purchase dated June 28, 2001, Hunt Oil Company, through its wholly-owned subsidiary Hunt Oil Canadian Acquisition III Corporation, accepted the 19,025,501 common shares of Chieftain International, Inc., Funding Corp's ultimate parent, which were tendered to the Offer on August 3, 2001.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Chieftain International Funding Corp., a special purpose subsidiary of Chieftain International (U.S.) Inc., was formed in 1992 for the primary purpose of financing the U.S. business operations of its parent.


Analysis of Operating Results - Six months ended June 30, 2001 and 2000

Funding Corp.'s income is derived from dividends on preferred shares and interest on short-term notes, all of which are issued by its parent company, Chieftain International (U.S.) Inc.

Dividends received on 3,140,000 redeemable Class B preferred shares amounted to $2,845,625 for each of the first six months of 2001 and 2000.

Interest earned on short-term notes for the first six months of 2001 was $227,148, a 41% increase from the amount earned in the comparable 2000 period. Such increase resulted from a 26% increase in average investment yield and a 14% increase in the average amount invested compared to the 2000 first six months.

Income taxes are calculated on interest income less general and administrative costs. Dividends received from the parent are tax exempt.


Capital Resources and Liquidity

Funding Corp. is dependent upon the dividend income from its investment in preferred shares of its parent company to provide funds for payment of dividends on its publicly-held preferred shares.

Funds provided from operations decreased to $432,557 for the first six months of 2001 compared with $446,625 for the 2000 comparable period. Funds not required for current working capital were invested in short-term notes issued and payable by the parent company.

Cash balances at June 30, 2001 and 2000 were $179,505 and $36,064 respectively.

Subsequent to June 30, 2001, 2,582,377 $1.8125 convertible redeemable preferred shares were converted. This was facilitated by the issuance of 3,227,959 Funding Corp. common shares to its parent company and also resulted in a charge to retained earnings of approximately $33 million.

Pursuant to its Offer to Purchase dated June 28, 2001, Hunt Oil Company, through its wholly-owned subsidiary Hunt Oil Canadian Acquisition III Corporation, accepted the 19,025,501 common shares of Chieftain International, Inc., Funding Corp's ultimate parent, which were tendered to the Offer on August 3, 2001.


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


Chieftain International Funding Corp.
-------------------------------------
             (Registrant)




/s/ Donald F. Robillard, Jr.
-------------------------------------------------
Donald F. Robillard, Jr.
Senior Vice President and Chief Financial Officer




Dated: August 14, 2001